Form 10KSB40
period 2000-03-31
DICUT INC
filed 2000-07-20
CIK 1110505

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                 Annual Report under Section 13 or 15(d) of the
                     Securities Exchange Act of 1934
                       For the year ended March 31, 2000
                         Commission File Number 0-30161

                                   DICUT, INC.
             -------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


           Delaware                                        52-2204952
(State or Other Jurisdiction of                         (I.R.S. Employer
 Incorporation or Organization)                        Identification No.)


12140 Cotorro Way, San Diego, CA                             92128
(Address of principal Executive Offices)                   (Zip Code)


       (619) 692-2142
 (Issuer's Telephone Number)



         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock - .001 Par Value
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes [X]                            No [ ]


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10 KSB or any amendment to this Form 10-KSB.


                 Yes [X]                            No [ ]


The issuer had no revenues for the year ended March 31, 2000.

As of March 31, 2000, the registrant had 8,370,000 shares of common stock, $.001 par value, issued and outstanding.

                                     PART I

ITEM 1    DESCRIPTION OF BUSINESS


BUSINESS DEVELOPMENT

Organization

Dicut, Inc. was incorporated in Delaware on May 31, 1994 for the purpose of developing and marketing a residential Hydronic Low Pressure Heating and Air Conditioning system ("Hydronic LPHVAC") that would operate at lower pressure levels than large commercial systems. During December 1997 and January 1998, the Company received its initial funding through the sale of common stock to investors. From inception until December 1999, the Company had no material operating activities. In December 1999, Management completed its development and testing of the Company's Hydronic LPHVAC design. In January 2000 Management decided to seek necessary capital in order to advance the Company's business plan.

Bankruptcy or Similar Proceedings

There have been no bankruptcy, receivership or similar proceedings.

Reorganizations, Purchase or Sale of Assets

As of the Company's fiscal year end of March 31, 2000 there were no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business.


BUSINESS OF ISSUER

Principle Products or Services and Markets

The Company intends to become a major supplier of its proprietary Hydronic Low Pressure Heating and Air Conditioning System ("Hydronic LPHVAC") to the residential construction industry and the residential air conditioning repair and replacement industry, first in California, and then throughout the United States. The Company's target market includes single family residences, condominiums, and apartment buildings. The Company's residential Hydronic LPHVAC product is a heating and air conditioning system consisting of a trade secret design for a gas fired temperature transfer generator that heats or chills an aquas solution using natural gas, and a series of metal pipes, concealed radiators, electric fans, and thermostats that set individual room temperatures. The Company's Hydronic LPHVAC system is based on currently available large scale commercial building hydronic systems that utilize high pressure techniques to heat and cool large buildings. Unlike these large scale commercial hydronic systems, the Company's residential Hydronic LPHVAC system has been designed with a proprietary hydronic aquas temperature control system and operates at low pressure levels that are approximately 70 PSI, comparable to residential interior water pipe pressure of approximately 80 pounds PSI.

Fred McNorton developed the Hydronic LPHVAC system from 1994 through 1999. On August 15, 1994 Mr. McNorton accepted the position of President of the Company. On March 15, 1997, the Company signed an exclusive license agreement with its President for use of his Hydronic LPHVAC design in exchange for 70,500 restricted shares of the Company's common stock. The number of shares issued was based upon an estimate of the total costs incurred by Mr. McNorton for product development and testing.

Based upon Management's experience in the residential construction industry and in the design and manufacture of heating and cooling systems, the Company's Hydronic LPHVAC system will offer contractors and owners of residential dwellings the following advantages for heating and air conditioning requirements:

        The target price of the Company's proprietary new heating and air conditioning system is estimated by Management to be eight to twelve percent less than traditional systems installed in residential new construction.

        The installed cost to replace an existing residential heating and air conditioning system with the Company's new Hydronic LPHVAC system is estimated by management to be approximately six to eight percent less than purchasing traditional replacement heating and air conditioning systems. The Hydronic LPHVAC system may be easily retrofitted through an existing building's central heating and air conditioning system and in-wall air ducts.

        The Company's Hydronic LPHVAC system is designed to primarily use natural gas as its source of heating and cooling energy. Natural gas is less expensive than electricity or heating oil as an energy source. National average costs per one hundred thousand btu of useable heat are $1.79 for electricity, $1.24 for heating oil, and $.95 for natural gas ((C) 2000 warmair.com). In California, the target market for the first two years of the Company's business plan, the cost of running a gas based heating and air conditioning system is about $.60 per hour compared to an all electric system of about $1.40 per hour ((C) 2000 sdge.com/energy).

        The Company's Hydronic LPHVAC system incorporates design features that maintain low pressure levels in all components for safety and building code compliance for residential applications. The Hydronic LPHVAC system consists of a proprietary design for a gas fired temperature transfer generator that utilizes a self-contained constant temperature fluid bath and aquas fluid mixture that maintains temperature within plus or minus five degrees of any temperature setting between thirty eight degrees and one hundred fifty degrees Fahrenheit. The aquas fluid mixture is an integral part of the design which functions to maintain the bath temperatures. The aquas fluid mixture is an important intellectual property of the company and is protected by trade secret laws. Traditional heating and air conditioning systems, engineered to maintain temperature fluctuations of plus or minus ten degrees, use more energy as they repeatedly correct for wider temperature variances.

        A key feature of The Company's Hydronic LPHVAC system allows individual rooms within a residential building to be adjusted for temperature variances up to ten degrees instead of a traditional system of heating or cooling the building to only one temperature setting. Thus the rooms on the side of a building facing the sun may be cooled more than the rooms on the shady side of the building.

        The Company's trade secret Hydronic LPHVAC constant temperature controller and aquas bath system was designed to utilize existing off-the-shelf components such as heating and electrical parts used in gas furnaces, low pressure pipes, radiators, electric fans and thermostats, all of which are available in building code approved formats.


The Company has a current business plan which proposes to utilize its founders' backgrounds to develop its business from the current design stage into a unique affordable alternative to residential contractors for their new residential HVAC and replacement HVAC needs.

The business plan requires the Company during the first two quarters to raise capital of $5,000,000 through the sale of common stock in a private placement. During the third quarter, after raising capital, the Company intends to utilize subcontract manufacturers in California to begin production of its proprietary residential Hydronic LPHVAC system for sale in California. The Company intends to expend $2,500,000 for subcontractor production of its proprietary residential Hydronic LPHVAC system, $75,000 for a marketing manager, $75,000 for two salesmen, $30,000 for two office clerical employees, $20,000 for set-up and maintenance of the Company's web site, $500,000 for advertising, $50,000 for purchase of computers and fixed assets, and $75,000 for rent and other operating expenses.

Distribution Methods of Products or Services

For the first two years of its business plan, the Company will advertise its products through direct mailings to all major plumbing, heating, and air conditioning companies in California. In addition, the Company will advertise weekly in medium to large city construction newspapers and in developer, construction, and plumbing trade journals throughout California. The Company intends to offer information on its product to prospective contractor and homeowner customers on its web site, www.hydronicsamerica.com, which will feature product information and local plumbing contractors who will sell and service the Company's Hydronic LPHVAC systems.

Based upon Management's experience in the heating and air conditioning manufacturing business and the construction business, the Company will sell its complete residential Hydronic LPHVAC product in a range of approximately $2,100 for a 2,000 sq. ft. building to $30,000 for a 25,000 sq. ft. building. This compares to traditional complete heating and air conditioning products priced in a range of approximately $2,500 for a 2,000 sq. ft. building to $37,500 for a

25,000 sq. ft. building per information from the Air Conditioning & Refrigeration Institute ((C) 2000 ari.org). These selling prices are for all components including controls and air ducts, but exclude installation labor which is approximately $1.25 to $1.50 per sq. ft. for the Company's Hydronic LPHVAC product, the same installation labor price for traditional heating and air conditioning systems.

Status of Any Publicly Announced New Products or Services

The Company has no new product or service planned or announced to the public.

Competition and Competitive Position

The size and financial strength of the Company's primary competitors, traditional residential heating and air conditioning manufacturers, Carrier, Rheem, Trane, and Lennox are substantially greater than those of the Company. The Company intends to compete against these manufacturers by offering a product that is approximately the same cost to install, but is less costly to run than their systems. There are major competitors for large commercial building hydronics systems, such as Kitec and Bio-Radiant Energy, Inc. However, none of the current hydronics systems manufacturers offer products that incorporate the Company's trade secret low pressure constant temperature features designed to handle residential heating and air conditioning requirements in compliance with building codes. The Company's competitors have longer operating histories, larger customer bases, and greater brand recognition than the Company. Management is not aware of any significant barriers to the Company's entry into the residential heating and air conditioning manufacturing market, however, the Company at this time has no market share of this market.

Suppliers and Sources of Raw Materials

Management will rely on their combined experience and knowledge in the heating and air conditioning manufacturing and construction businesses to arrange for the manufacture of its hydronic parts. The Company will utilize hydronic parts manufacturers to produce and assemble its Hydronic LPHVAC product. While the Company has no current contracts with hydronic parts manufacturers, Management is aware of manufacturers and suppliers such as Sparco Hydronic Heating, Plumbing, and Energy Products, Amtrol, Inc. and Haydon Thermogenic. Management is aware that general manufacturing costs for its Hydronic LPHVAC product currently average approximately fifty percent of its projected wholesale selling price. The Company will enter into agreements with manufacturers and suppliers per its business plan after raising capital during the first six months of its plan.

Dependence on One or a Few Major Customers

The Company will not depend on any one or a few major customers. The Company's target market for the first two years of its business plan will be California heating and air conditioning units installed in new housing starts and replacement units for housing over fifteen years old. This market is served by heating and air conditioning contractors in California estimated by

Management at over six thousand throughout the State. According to United States Census Bureau housing data (census.gov/const) for residences of one to four units, California averaged the following new construction starts per year:

                  Time Period               Average Number of New Housing Starts Per Year
                  -----------               ---------------------------------------------
                  1980 - 1989                                 199,355
                  1990 - 1998                                  74,000
                  1999                                        103,888

California's existing housing units total over 8,500,000 built before 1990 per United States Census Bureau housing data (census.gov/const). Based upon an average life for heating and air conditioning systems of fourteen to fifteen years (Air Conditioning & Refrigeration Institute - (C) 2000 ari.org), the Company will target this large potential replacement market with its Hydronic LPHVAC product. After the first two years of marketing in California, the Company intends to expand into the national heating and air conditioning market. The national residential housing market that the Company will target with its Hydronic LPHVAC system includes single family residences, condominiums, and apartment buildings averaging over 1,000,000 new housing starts per year, for a total national market of existing units over 47,000,000 built since 1959 per United States Census Bureau housing data (census.gov/const).

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

The Company has setup its first web page "hydronicsamerica.com", and will expand its web site in the third quarter of 2000. The Company has no current plans for any additional registrations such as patents, trademarks, copyrights, franchises, concessions, royalty agreements or labor contracts at this time. The Company will assess the need for any additional copyright, trademark or patent applications on an ongoing basis. The Hydronic LPHVAC system consists of a proprietary design for a gas fired temperature transfer generator that utilizes a self-contained constant temperature fluid bath and aquas fluid mixture that maintains temperature within plus or minus five degrees of any temperature setting between thirty eight degrees and one hundred fifty degrees Fahrenheit. The aquas fluid mixture is an integral part of the design which functions to maintain the bath temperatures. The aquas fluid mixture is an important intellectual property of the company and is protected by trade secret laws.

On March 15, 1997, the Company signed an exclusive license agreement with its President for use of his Hydronic LPHVAC design in exchange for 70,500 restricted shares of the Company's common stock. The Company issued 70,500 shares of its common stock in exchange for a ten year exclusive right to development, manufacturing, marketing, sale, sublicensing, and any and all usages of the Hydronic LPHVAC design in the United States and throughout the world. After ten years the license is subject to automatic renewal each year thereafter, subject to written notification, sixty days in advance to the renewal, by both parties of the license agreement.

Need for Government Approval for its Products or Services

The Company is not required to apply for or have any government approval for its products or services.

Effect of Existing or Probable Governmental Regulations on the Company

The Company's business is not subject to material regulation by federal governmental agencies. The Company will be required to meet all state and local governmental building codes and standards for the manufacturer of its residential Hydronics HVAC product. Management personnel are familiar with all California state and local building codes, plumbing and health department regulations, and contractor licensing requirements.

Research and Development Costs

The Company has not expended funds for research and development costs since inception.

Costs and Effects of Compliance with Environmental Laws

Environmental regulations have had no materially adverse effect on the Company's operations to date, but no assurance can be given that environmental regulations will not, in the future, result in a curtailment of service or otherwise have a materially adverse effect on the Company's business, financial condition or results of operation. Public interest in the protection of the environment has increased dramatically in recent years. The trend of more expansive and stricter environmental legislation and regulations could continue. To the extent that laws are enacted or other governmental action is taken that imposes environmental protection requirements that result in increased costs, the business and prospects of the Company could be adversely affected.

The Company's business plan allows for maintaining insurance coverage against certain environmental liabilities, but there can be no assurance that such insurance will continue to be available or carried by the Company or, if available and carried, will be adequate to cover the Company's liability in the event of a catastrophic occurrence.

Number of Total Employees and Number of Full-Time Employees

The Company's only current employees are its two Officers who will devote as much time as the Board of Directors determines is necessary to manage the affairs of the Company. The Officers intend to work on a full-time basis when the Company raises capital per its business plan. The Company's business plan calls for hiring five new full-time employees during the next twelve months.

Risks

While Management believes its estimates of projected occurrences and events are within the timetable of its business plan, there can be no guarantees or assurances that the results anticipated will occur.


The Company's long-term viability is substantially dependent upon the widespread acceptance of its residential Hydronics HVAC product. There is no historic evidence that this type of new product will be accepted by the Company's end-user, the residential home market or by the construction industry. The potential lack of acceptance by purchasers of residential HVAC products could have a material adverse effect upon the Company's business, financial condition, operating results and cash flows.


The Company's performance and future operating results are substantially dependent on the continued service and performance of its current Management. The Company intends to hire a relatively small number of additional technical and marketing personnel in the next year. Competition for such personnel is intense, and there can be no assurance that the Company will be able to retain its essential employees or that it will be able to attract or retain highly-qualified technical and managerial personnel in the future. The loss of the services of any of the Company's current Management or other key employees or the inability to attract and retain the necessary technical, and marketing personnel could have a material adverse effect upon the Company's business, financial condition, operating results and cash flows.

The current officers, Mr. McNorton and Mr. Davis, are the sole officers and directors of the company and have control in directing the activities of the company. Both officers are involved in other business activities and may, in the future, become involved in additional business opportunities. If a specific business opportunity becomes available, the officers and directors of the company may face a conflict of interest. The Company has not formulated a plan to resolve any conflicts that may arise. While the Company and its sole officers and directors have not formally adopted a plan to resolve any potential or actual conflicts of interest that exist or that may arise, they have verbally agreed to limit their roles in all other business activities to roles of passive investors and devote full time services to the Company after the Company raises capital of $5,000,000 through the sale of securities through a private placement and is able to provide officers' salaries per its business plan.

While Management believes its estimates of projected occurrences and events are within the timetable of its business plan, there can be no guarantees or assurances that the results anticipated will occur. Investors in the Company should be particularly aware of the inherent risks associated with the Company's planned business. These risks include a lack of a proven market for the Company's residential Hydronics HVAC product, lack of equity funding, and the size of the Company compared to the size of its competitors. Although Management intends to implement its business plan through the foreseeable future and will do its best to mitigate the risks associated with its business plan, there can be no assurance that such efforts will be successful. Management has no liquidation plans should the Company be unable to receive funding. Should the Company be unable to implement its business plan, Management would investigate all options available to retain value for the shareholders. Among the options that would be considered are: acquisition of another product or technology, or a merger or acquisition of another business entity that has revenue and/or long-term growth potential. However, there are no pending or anticipated arrangements, understandings or agreements with outside parties for acquisitions, mergers or any other material transactions.

Year 2000 Disclosure

Before January 1, 2000, users of computers in business applications were concerned that time-sensitive software might cause their computer systems to recognize a date using "00" as the year 1900 rather than the year 2000. This date recognition problem was mitigated by computer software compliance, remediation, and improvements throughout the world. As of the date of this filing, minimal computer software problems have been recorded or reported relating to software date recognition problems.

The Company's Management has hands-on familiarity with all of the software utilized in its business plan and has experienced no Year 2000 related systems problems as of the date of this filing. Third party suppliers of software, hardware, and equipment which rely on proper date recognition have also confirmed their products have experienced no significant malfunctions or errors related to date recognition problems.

As Management has experienced no date recognition problems in computer systems, equipment, or third party provided products, the Company's Year 2000 compliance plan is: utilize software and other products which are already Year 2000 compatible and prepare no Year 2000 contingency plans.


REPORTS TO SECURITIES HOLDERS

The Company's bylaws do not require the Company to deliver an annual report to its shareholders and the Company has no present plans to provide an annual report to its shareholders. The Company is voluntarily filing this Form 10-KSB in order to make its financial information equally available to any interested parties or investors. The Company is subject to the disclosure rules of Regulation S-B for a small business issuer under the Securities Act of 1933 and the Securities Exchange Act of 1934. The Company is subject to disclosure filing requirements and is required to file Form 10-KSB annually and Form 10-QSB quarterly. In addition, the Company will be required to file Form 8 and other proxy and information statements from time to time as required.

The public may read and copy any materials the Company files with the Securities and Exchange Commission, ("SEC"), at the SEC's Public Reference Room at 450 Fifth Street, N. W., Washington D. C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site

(http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 2    DESCRIPTION OF PROPERTY

The Company's principal executive office address is 12140 Cotorro Way, San Diego, CA 92128. The principal executive office and telephone number are provided by an officer of the corporation. The costs associated with the use of the telephone and mailing address were deemed by management to be immaterial as the telephone and mailing address were almost exclusively used by the officer for other business purposes. Management considers the Company's current principal office space arrangement adequate until such time as the Company achieves its business plan goal of raising capital of $5,000,000 and then begins hiring new employees per its business plan.


ITEM 3    LEGAL PROCEEDINGS

The Company is not currently involved in any legal proceedings and is not aware of any pending or potential legal actions.


ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year ended March 31, 2000, there were no submissions of matters to a vote of security holders.


                                     PART II

ITEM 5    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

The Company plans to file for trading on the OTC Electronic Bulletin Board which is sponsored by the National Association of Securities Dealers (NASD). The OTC Electronic Bulletin Board is a network of security dealers who buy and sell stock. The dealers are connected by a computer network which provides information on current "bids" and "asks" as well as volume information.

As of the date of this filing, there is no public market for the Company's securities. As of March 31, 2000, the Company had 73 shareholders of record. The Company has paid no cash dividends. The Company has no outstanding options. The Company has no plans to register any of its securities under the Securities Act for sale by security holders. There is no public offering of equity and there is no proposed public offering of equity.

ITEM 6    MANAGEMENT'S PLAN OF OPERATION

The Company's current cash balance is $8195. Management believes the current cash balance is sufficient to fund only a minimum level of operations. In order to advance the Company's business plan, the Company must raise capital through the sale of equity securities. To date, the Company has sold $9,200 in equity securities and used approximately $1,005 for licenses and fees. Sales of the Company's equity securities have allowed the Company to maintain a positive cash flow balance.

Management has made initial progress in implementing its business plan by obtaining an exclusive licence for the use of the HVAC proprietary design, registering its Internet domain name on the Internet, and opening its own web page on the Internet. The Company will only be able to continue to advance its business plan after it receives capital funding through the sale of equity securities. After raising capital, Management intends to hire employees, rent commercial space in San Diego, and begin production and marketing of its residential Hydronics LPHVAC product. The Company intends to use its equity capital to fund the Company's business plan during the next twelve months as cash flow from sales is not estimated to begin until year two of its business plan. The Company will face considerable risk in each of its business plan steps, such as difficulty of hiring competent personnel within its budget, longer than anticipated time for subcontractors to manufacture its residential Hydronics LPHVAC product, and a shortfall of funding due to the Company's inability to raise capital in the equity securities market. If no funding is received during the next twelve months, the Company will be forced to rely on its existing cash in the bank and funds loaned by the directors and officers. The Company's officers and directors have no formal commitments or arrangements to advance or loan funds to the Company. In such a restricted cash flow scenario, the Company would be unable to complete its business plan steps, and would, instead, delay all cash intensive activities. Without necessary cash flow, the Company may be dormant during the next twelve months, or until such time as necessary funds could be raised in the equity securities market.

There are no current plans for additional product research and development. The Company plans to purchase approximately $50,000 in furniture, computers, and software during the next twelve months from proceeds of its equity security sales. The Company's business plan provides for an increase of five employees during the next twelve months.



ITEM 7    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited financial statements of the Company and related notes which are included in this offering have been examined by Barry L. Friedman, P.C., Certified Public Accountant, and have been so included in reliance upon the opinion of such accountant given upon his authority as an expert in auditing and accounting.

                                   DICUT, INC.
                         (A Development Stage Company)


                              FINANCIAL STATEMENTS

                                 MARCH 31, 2000
                                 MARCH 31, 1999
                                 MARCH 31, 1998

                                TABLE OF CONTENTS


                                                                               PAGE #
                                                                               ------
        INDEPENDENT AUDITORS REPORT                                               F1


        ASSETS                                                                    F2


        LIABILITIES AND STOCKHOLDERS' EQUITY                                      F3


        STATEMENT OF OPERATIONS                                                   F4


        STATEMENT OF STOCKHOLDERS' EQUITY                                         F5


        STATEMENT OF CASH FLOWS                                                   F6


        NOTES TO FINANCIAL STATEMENTS                                         F7-F11

                      [BARRY L. FRIEDMAN, P.C. LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT

Board of Directors                                                 July 18, 2000
Dicut, Inc.
Poway, California

        I have audited the accompanying Balance Sheets of Dicut, Inc. (A Development Stage Company), as of March 31, 2000, March 31, 1999, and March 31, 1998, and the related statements of operations, stockholders' equity and cash flows for the three years ended March 31, 2000, March 31, 1999, and March 31, 1998. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

        I conducted my audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

        In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dicut, Inc. (A Development Stage Company), as of March 31, 2000, March 31, 1999, and March 31, 1998, and the related statements of operations, stockholders' equity and cash flows for the three years ended March 31, 2000, March 31, 1999, and March 31, 1998, in conformity with generally accepted accounting principles.

        The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #5 to the financial statements, the Company has suffered recurring losses from operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is described in Note #5. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/S/  BARRY L. FRIEDMAN
---------------------------
Barry L. Friedman
Certified Public Accountant
1582 Tulita Drive
Las Vegas, NV  89123
(702) 361-8414

                                     - F1 -

                                   DICUT, INC.
                          (A Development Stage Company)


                                  BALANCE SHEET


                                     ASSETS


                              MARCH 31,    MARCH 31,   MARCH 31,
                                2000         1999        1998
                              ---------    ---------   ---------
CURRENT ASSETS

    CASH                       $8,195       $9,200       $9,200
                               ------       ------       ------

    TOTAL CURRENT ASSETS       $8,195       $9,200       $9,200
                               ------       ------       ------


OTHER ASSETS                       $0           $0           $0
                               ------       ------       ------

    TOTAL OTHER ASSETS             $0           $0           $0
                               ------       ------       ------

TOTAL ASSETS                   $8,195       $9,200       $9,200
                               ------       ------       ------














    The accompanying notes are an integral part of these financial statements

                                     - F2 -

                                   DICUT, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                      MARCH 31,    MARCH 31,    MARCH 31,
                                        2000         1999         1998
                                      ---------    ---------    ---------
CURRENT LIABILITIES                        $0           $0           $0
                                       ------       ------       ------

    TOTAL CURRENT LIABILITIES              $0           $0           $0
                                       ------       ------       ------

STOCKHOLDERS' EQUITY (Note #4)

    Common stock
    Par value $0.00001
    Authorized 20,000,000 shares
    Issued and outstanding at

    March 31, 1998 -
    186,000 shares                                                   $2

    March 31, 1999 -
    186,000 shares                                      $2

    Common stock
    Par value $0.001
    Authorized 20,000,000 shares
    Issued and outstanding at

    March 31, 2000 -
    8,370,000 shares                   $8,370

    Additional Paid-In Capital         +10,230      +18,598      +18,598

    Deficit accumulated during
    Development stage                  -10,405      -9,400       -9,400
                                       ------       ------       ------

TOTAL STOCKHOLDERS' EQUITY             $8,195       $9,200       $9,200
                                       ------       ------       ------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                   $8,195       $9,200       $9,200
                                       ------       ------       ------





    The accompanying notes are an integral part of these financial statements

                                     - F3 -

                                   DICUT, INC.
                          (A Development Stage Company)


                             STATEMENT OF OPERATIONS


                                Year             Year             Year          May 31,1994
                               Ended            Ended            Ended          (Inception)
                              Mar. 31,         Mar. 31,         Mar. 31,        to Mar. 31,
                                2000             1999             1998             2000
                             ----------       ----------       ----------       ----------
INCOME
Revenue                          $    0           $    0           $    0           $    0
                             ----------       ----------       ----------       ----------

EXPENSES

General, Selling and
Administrative                   $1,005           $    0           $    0          $10,405
                             ----------       ----------       ----------       ----------

        TOTAL EXPENSES           $1,005           $    0           $    0          $10,405
                             ----------       ----------       ----------       ----------

NET PROFIT/LOSS (-)             $-1,005           $    0           $    0         $-10,405
                             ----------       ----------       ----------       ----------

Net Profit/Loss(-)
per weighted share
(Note #1)                       $-.0001           $  NIL           $  NIL          $-.0012
                             ----------       ----------       ----------       ----------

Weighted average
Number of common
shares outstanding            8,370,000        8,370,000        8,370,000        8,370,000
                             ----------       ----------       ----------       ----------






    The accompanying notes are an integral part of these financial statements

                                     - F4 -

                                   DICUT, INC.
                          (A Development Stage Company)


                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                          Additional       Accumu-
                           Common           Stock          paid-in          lated
                           Shares           Amount         Capital         Deficit
                          ---------       ---------       ---------       ---------
Balance,
March 31, 1997               94,000       $       1       $   9,399       $  -9,400

January 31, 1998
Issued For Cash              92,000               1           9,199

Net loss year ended
March 31, 1998                                                                    0
                          ---------       ---------       ---------       ---------

Balance,
March 31, 1998              186,000       $       2       $  18,598       $  -9,400

Net loss year ended
March 31, 1999                                                                    0
                          ---------       ---------       ---------       ---------

Balance,
March 31, 1999              186,000       $       2       $  18,598       $  -9,400

October 25, 1999
Changed Par Value
From $0.00001
To $0.001                                      +184            -184

January 15, 2000
Forward Stock Split
45 for 1                  8,184,000          +8,184          -8,184

Net Loss year ended
March 31, 2000                                                               -1,005
                          ---------       ---------       ---------       ---------

Balance,
March 31, 2000            8,370,000       $   8,370       $  10,230        $-10,405
                          ---------       ---------       ---------       ---------





    The accompanying notes are an integral part of these financial statements

                                     - F5 -

                                   DICUT, INC.
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS

                                 Year           Year           Year       May 31,1994
                                Ended          Ended          Ended       (Inception)
                               Mar. 31,       Mar. 31,       Mar. 31,      to Mar. 31,
                                 2000           1999           1998           2000
                               --------       --------       --------       --------
CASH FLOWS FROM
OPERATING ACTIVITIES

    Net Loss                   $ -1,005       $      0       $      0       $-10,405

    Adjustment to
    Reconcile net loss
    To net cash provided
    by operating
    Activities
    Issue Common Stock
    For Services                      0              0              0         +9,400

Changes in assets and
Liabilities                           0              0              0              0
                               --------       --------       --------       --------


NET CASH USED IN
OPERATING ACTIVITIES           $ -1,005       $      0       $      0       $ -1,005

CASH FLOWS FROM
INVESTING ACTIVITIES                  0              0              0              0

CASH FLOWS FROM
FINANCING ACTIVITIES

    Issuance of Common
    Stock for Cash                    0              0         +9,200         +9,200
                               --------       --------       --------       --------

Net Increase (decrease)        $      0       $      0       $      0       $      0

Cash,
Beginning of period               9,200          9,200              0              0
                               --------       --------       --------       --------

Cash, End of Period            $  8,195       $  9,200       $  9,200       $  8,195
                               --------       --------       --------       --------





    The accompanying notes are an integral part of these financial statements

                                     - F6 -

                                   DICUT, INC.
                          (A Development Stage Company)


                          NOTES TO FINANCIAL STATEMENTS

               MARCH 31, 2000, MARCH 31, 1999, and MARCH 31, 1998



NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

        The Company was organized MAY 31, 1994, under the laws of the State of Delaware as DICUT, INC. The Company currently has no operations and in accordance with SFAS #7, is considered a development company.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Accounting Method

             The Company records income and expenses on the accrual method.

        Estimates

             The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

        Cash and equivalents

             The Company maintains a cash balance in a non-interest-bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of March 31, 2000.



                                     - F7 -

                                   DICUT, INC.
                          (A Development Stage Company)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

               MARCH 31, 2000, MARCH 31, 1999, and MARCH 31, 1998


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        Income Taxes

             Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS #109) "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary difference between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.


        Reporting on Costs of Start-Up Activities

             Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities" which provides guidance on the financial reporting of start-up costs and organization costs. It requires most costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. With the adoption of SOP 98-5, there has been little or no effect on the company's financial statements.

        Loss Per Share

             Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilative common stock equivalents had been converted to common stock. As of March 31, 2000, the Company had no dilative common stock equivalents such as stock options.



                                     - F8 -

                                   DICUT, INC.
                          (A Development Stage Company)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

               MARCH 31, 2000, MARCH 31, 1999, and MARCH 31, 1998


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


        Year End

        The Company has selected March 31st as its fiscal year-end.



NOTE 3 - INCOME TAXES

        There is no provision for income taxes for the period ended March 31, 2000, due to the net loss and no state income tax in Delaware, the state of the Company's domicile and operations. The Company's total deferred tax asset as of March 31, 2000 is as follows:

              Net operation loss carry forward                       $     9,400
              Valuation allowance                                    $     9,400

              Net deferred tax asset                                 $         0

        The federal net operating loss carry forward will expire in 2015.

        This carry forward may be limited upon the consummation of a business combination under IRC Section 381.














                                     - F9 -

                                   DICUT, INC.
                          (A Development Stage Company)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

               MARCH 31, 2000, MARCH 31, 1999, and MARCH 31, 1998


NOTE 4 - STOCKHOLDERS' EQUITY

        Common Stock

        The authorized common stock of the corporation consists of 20,000,000 shares with a par value $0.001 per share.

        Preferred Stock

        Dicut, Inc. has no preferred stock.

        On March 15, 1997, the Company issued 94,000 shares of its $0.00001 par value common stock in consideration of $0.10 per-share ($9,400.00) to its directors.

        On January 31, 1998, the Company issued 92,000 shares of its $0.00001 par value common stock for cash of $9,200.

        On October 25, 1999, the State of Delaware approved the Company's restated Articles of Incorporation, which changed the par value from $0.00001 to $0.001.

        On January 15, 2000, the Company approved a forward stock split on the basis of 45 for 1, thus increasing the common stock from 186,000 shares 8,370,000 shares.


NOTE 5 - GOING CONCERN

        The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The stockholders/officers and/or directors have informally committed to advancing the operating costs of the Company interest free.


                                     - F10 -

                                   DICUT, INC.
                          (A Development Stage Company)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

               MARCH 31, 2000, MARCH 31, 1999, and MARCH 31, 1998


NOTE 6 - WARRANTS AND OPTIONS

        There are no warrants or options outstanding to acquire any additional share of common stock.


NOTE 7 - RELATED PARTY TRANSACTIONS

        The Company neither owns nor leases any real or personal property. An officer of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.






















                                     - F11 -

                                Barry L. Friedman
                           Certified Public Accountant
                                1582 Tulita Drive
                               Las Vegas, NV 89123
                                  702-361-8414


To Whom It May Concern:                                            July 18, 2000

        The firm of Barry L. Friedman, P.C., Certified Public Accountant consents to the inclusion of their report of July 18, 2000, on the Financial Statements of DICUT, INC., as of March 31, 2000, in any filings that are necessary now or in the near future with the U.S. Securities and Exchange Commission.



Very truly yours,


/s/ Barry L. Friedman
---------------------------
Barry L. Friedman
Certified Public Accountant


                                    - F12 -

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants on accounting and financial disclosure.


                                    PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Directors and Officers of the Company, all of those whose one year terms will expire 3/31/01, or at such a time as their successors shall be elected and qualified are as follows:

Name & Address                      Age     Position          Date First Elected        Term Expires
--------------                      ---     --------          ------------------        ------------
Fred McNorton                       60      President,        9/15/94                   3/31/01
12140 Cotorro Way                           Director
San Diego, CA 92128

Richard Davis                       41      Secretary,        9/15/94                   3/31/01
12140 Cotorro Way                           Treasurer,
San Diego, CA 92128                         Director

Each of the foregoing persons may be deemed a "promoter" of the Company, as that term is defined in the rules and regulations promulgated under the securities and Exchange Act of 1933.

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

No Executive Officer or Director of the Corporation has been the subject of any Order, Judgement, or Decree of any Court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring suspending or otherwise limiting him from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No Executive Officer or Director of the Corporation has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

No Executive Officer or Director of the Corporation is the subject of any pending legal proceedings.


RESUMES

Fred McNorton, President & Director

1999 - Current     President, Real Estate Consulting Group, Inc., responsible for operations and marketing of company specializing in construction inspection in Southern California.

1997 - 1999        Director of Manufacturing, Williams Materials Corporation,
                   Colton, California, responsible for manufacturing, purchasing, product distribution, personnel - over 370 employee manufacturing firm specializing in heating and air handling systems.

1988 - 1997        Director of Operations, Temtex Industries, Perris,
                   California, responsible for manufacturing, product distribution, personnel - over 140 employee manufacturing firm specializing in wood and gas fireplace systems.

1959 - 1997        BS Mathematics, University of Louisville, MBA studies,
                   University of Louisville, Engineering studies, Purdue
                   University, Finance and Accounting studies, Wartburg College.


Richard Davis, Secretary, Treasurer & Director

1995 - Current     Order Coordinator, Ninteman Construction, San Diego,
                   California, largest commercial contractor in San Diego, responsible for scheduling, purchasing, logistics of construction materials and equipment for an average of thirty five concurrent large scale commercial construction projects.

1984 - 1995        General Contractor, San Diego, California, owned and managed construction firm specializing in small commercial projects and residential home construction.

ITEM 10   EXECUTIVE COMPENSATION

The company's current officers receive no compensation.

                           Summary Compensation Table

                                                     Other
Name &                                              annual    Restricted    Options                All other
principle                   Salary       Bonus      compen-      stock        SARs       LTIP       compen-
position         Year         ($)         ($)      sation($)   awards($)      ($)       Payouts     sation($)
--------         ----       ------       -----     ---------  ----------    -------     -------    ----------
F McNorton        1996         -0-         -0-         -0-         -0-         -0-         -0-         -0-
President         1997         -0-         -0-         -0-       7,050         -0-         -0-         -0-
                  1998         -0-         -0-         -0-         -0-         -0-         -0-         -0-


R Davis           1996         -0-         -0-         -0-         -0-         -0-         -0-         -0-
Secretary         1997         -0-         -0-         -0-       2,350         -0-         -0-         -0-
                  1998         -0-         -0-         -0-         -0-         -0-         -0-         -0-


There are no current employment agreements between the Company and its executive officers.

The Board agreed to pay Mr. McNorton 70,500 shares of common stock for an exclusive license agreement on March 15, 1997. The stock was valued at the price unaffiliated investors paid for stock sold by the Company, $.10 per share. On January 15, 2000, 3,102,000 shares of the Company's common stock were issued to him per a 45 for 1 stock split.

The Board agreed to pay Mr. Davis for administrative services and services related to the Company's business plan 23,500 shares of the Company's common stock on March 15, 1997. The stock was valued at the price unaffiliated investors paid for stock sold by the Company, $.10 per share. On January 15, 2000, 1,034,000 shares of the Company's common stock were issued to him per a 45 for 1 stock split.

The terms of these stock issuances were as fair to the Company, in the Board's opinion, as could have been made with an unaffiliated third party.

The officers currently devote an immaterial amount of time to manage the affairs of the Company. The Directors and Principal Officers have agreed to work with no remuneration until such time as the Company receives sufficient revenues necessary to provide proper salaries to all Officers and compensation for Directors' participation. The Officers and the Board of Directors have the responsibility to determine the timing of remuneration for key personnel based upon such factors as positive cash flow to include stock sales, product sales, estimated cash expenditures, accounts receivable, accounts payable, notes payable, and a cash balance of not less than $25,000 at each month end. When positive cash flow reaches $25,000 at each month end and appears sustainable the board of directors will readdress compensation for key personnel and enact a plan at that time which will benefit the Company as a whole. At this time, management cannot accurately estimate when sufficient revenues will occur to implement this compensation, or the exact amount of compensation.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees of the Corporation in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the Corporation or any of its subsidiaries, if any.



ITEM 11   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information on the ownership of the Company's voting securities by Officers, Directors and major shareholders as well as those who own beneficially more than five percent of the Company's common stock through the most current date - February 29, 2000:

    Title Of              Name &                      Amount &              Percent
     Class               Address                  Nature of owner            Owned
------------      ----------------------       ---------------------       ---------
Common            Fred McNorton                     3,172,500(a)               38%
                  12140 Cotorro Way
                  San Diego, CA 92128

Common            Richard Davis                     1,057,500(b)               13%
                  12140 Cotorro Way
                  San Diego, CA 92128

Total Shares Owned by Officers & Directors
As a Group                                          4,230,000                  51%


(a) Mr. McNorton received 70,500 shares of the Company's common stock on March 15, 1997 for a license agreement related to the Company's business plan. 3,102,000 shares of the Company's common stock were issued to him per a 45 for 1 stock split on January 15, 2000.

(b) Mr. Davis received 23,500 shares of the Company's common stock on March 15, 1997 for administrative services and services related to the Company's business plan. 1,034,000 shares of the Company's common stock were issued to him per a 45 for 1 stock split on January 15, 2000.

ITEM 12   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The principal executive office and telephone number are provided by Mr. McNorton, an Officer of the Corporation. The costs associated with the use of the telephone and mailing address were deemed by Management to be immaterial as the telephone and mailing address were almost exclusively used by the Officer for other business purposes.


ITEM 13   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         Exhibit 27        Financial Data Schedule

         Reports filed on Form 8-K: None

         Reports required to be filed by Regulation S-X:  None



                                   SIGNATURES
                           ---------------------------


Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Dicut, Inc.




Date        7/19/00                     By       /s/ Fred McNorton
    ---------------------------            -----------------------------
                                           Fred McNorton,
                                           President & Director



Date        7/19/00                     By       /s/ Richard D. Davis
    ---------------------------            -----------------------------
                                           Richard D. Davis,
                                           Treasurer & Director