Form 10QSB
period 2000-06-30
DICUT INC
filed 2000-08-11
CIK 1110505

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                         For Period ended June 30, 2000
                         Commission File Number 0-30161

                                   DICUT, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           DELAWARE                                  52-2204952
    ------------------------              ------------------------------------
    (State of Incorporation)              (I.R.S. Employer Identification No.)

                     12140 Cotorro Way, San Diego, CA 92128
--------------------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (619) 692-2142
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes [X]                         No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date.

As of June 30, 2000, the registrant had 8,370,000 shares of common stock, $.001 par value, issued and outstanding.

PART 1 FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS


                                   DICUT, INC.
                          (a Development Stage Company)
                                 BALANCE SHEETS
                                    UNAUDITED

                                     ASSETS

                                                        3 Months      Year
                                                          Ended      Ended
                                                         6/30/00    3/31/00

CURRENT ASSETS
     CASH                                                 2,809       8,195

                                                         ------------------
TOTAL CURRENT ASSETS                                      2,809       8,195

FIXED ASSETS

                                                         ------------------
NET FIXED ASSETS                                              0           0

OTHER ASSETS
     ORGANIZATION COSTS                                       0           0
     LESS AMORTIZATION                                        0           0

                                                         ------------------
TOTAL OTHER ASSETS                                            0           0

                                                         ------------------
TOTAL ASSETS                                              2,809       8,195
                                                         ==================


                    LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES

                                                         ------------------
TOTAL CURRENT LIABILITIES                                     0           0

LONG TERM LIABILITIES

                                                         ------------------
TOTAL LONG TERM LIABILITIES                                   0           0

                                                         ------------------
TOTAL LIABILITIES                                             0           0

STOCKHOLDERS' EQUITY

     COMMON STOCK - $.001 par value                       8,370       8,370
     20,000,000 shares authorized, 8,370,000 issued
     and outstanding at 6/30/00 and 8,370,000
     issued and outstanding at 3/31/00

     ADDITIONAL PAID IN  CAPITAL                         10,230      10,230

     BEGINNING RETAINED DEFICIT                         -10,405      -9,400
     NET LOSS                                            -5,386      -1,005

                                                         ------------------
     ENDING RETAINED DEFICIT                            -15,791     -10,405

                                                         ------------------
TOTAL STOCKHOLDERS' EQUITY                                2,809       8,195

                                                         ------------------
TOTAL LIAB & STOCKHOLDERS' EQUITY                         2,809       8,195
                                                         ==================

                       SEE NOTES TO FINANCIAL STATEMENTS

                                   DICUT, INC.
                            STATEMENTS OF OPERATIONS
                          (a Development Stage Company)
                                    UNAUDITED


                                                                                                       5/31/94
                                           3 Months      3 Months          Year          Year        (Inception)
                                            Ended          Ended          Ended          Ended           To
                                            6/30/00       6/30/99        3/31/00        3/31/99        6/30/00
REVENUE

                                          ---------------------------------------------------------------------
TOTAL REVENUE                                     0              0              0              0              0

DIRECT COSTS



                                          ---------------------------------------------------------------------
TOTAL COST OF GOODS SOLD                          0              0              0              0              0

                                          ---------------------------------------------------------------------
GROSS PROFIT                                      0              0              0              0              0

EXPENSES

GENERAL, SELLING, AND ADMINISTRATIVE          5,386              0          1,005              0         15,791

                                          ---------------------------------------------------------------------
TOTAL OPERATING EXPENSES                      5,386              0          1,005              0         15,791


                                          ---------------------------------------------------------------------
LOSS FROM OPERATIONS                         -5,386              0         -1,005              0        -15,791


OTHER INCOME & EXPENSE


                                          ---------------------------------------------------------------------
TOTAL OTHER INCOME & EXPENSE                      0              0              0              0              0

                                          ---------------------------------------------------------------------
LOSS BEFORE TAXES                            -5,386              0         -1,005              0        -15,791


                                          ---------------------------------------------------------------------
NET LOSS                                     -5,386              0         -1,005              0        -15,791
                                          =====================================================================


NET LOSS PER SHARE                          -0.0006            NIL        -0.0001            NIL        -0.0019


WEIGHTED AVERAGE NUMBER OF COMMON         8,370,000      8,370,000      8,370,000      8,370,000      8,370,000
SHARES OUTSTANDING


                        SEE NOTES TO FINANCIAL STATEMENTS

                                   DICUT, INC.
                            STATEMENTS OF CASH FLOWS
                          (a Development Stage Company)
                                    UNAUDITED


                                                                                                   5/31/94
                                           3 Months      3 Months       Year          Year        (Inception)
                                             Ended         Ended        Ended         Ended           To
                                            6/30/00       6/30/99       3/31/00      3/31/99        6/30/00
CASH FLOWS FROM OPERATING ACTIVITIES
     NET LOSS                                -5,386             0        -1,005             0       -15,791

ADJ TO RECONCILE NET LOSS TO NET
CASH PROVIDED BY OPERATING ACTIVITIES
     ISSUE COMMON STOCK                           0             0             0             0         9,400


                                           ----------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES        -5,386             0        -1,005             0        -6,391

CASH FLOWS FROM INVESTING ACTIVITIES              0             0             0             0             0

CASH FLOWS FROM FINANCING ACTIVITIES              0             0             0             0         9,200


                                           ----------------------------------------------------------------
NET INCREASE (DECREASE)                      -5,386             0        -1,005             0         2,809

CASH BEGINNING OF PERIOD                      8,195         9,200         9,200         9,200             0

                                           ----------------------------------------------------------------
CASH END OF PERIOD                            2,809         9,200         8,195         9,200         2,809



                        SEE NOTES TO FINANCIAL STATEMENTS

NOTES TO FINANCIAL STATEMENTS

1.      MANAGEMENT'S OPINION

In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the company as of June 30, 2000 and 1999, and the results of operations and cash flows for the three months ended June 30, 2000 and 1999, and the two years ended March 31, 2000 and 1999, and the period May 31, 1994 (Inception) to June 30, 2000. The accompanying financial statements have been adjusted as of June 30, 2000 as required by Item 310 (b) of Regulation S-B to include all adjustments which in the opinion of Management are necessary in order to make the financial statements not misleading.

2.      INTERIM REPORTING

The results of operations for the three months ended June 30, 2000 and 1999, are not necessarily indicative of the results to be expected for the remainder of the year.

3.      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization and Nature of Operations

The Company was incorporated in Delaware on May 31, 1994. The Company is a development stage company and has not conducted any business activities to date.

The Company has selected March 31st as its fiscal year end.

4.      Basis of Accounting

The Company's policy is to use the accrual method of accounting and to prepare and present financial statements which conform to generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

5.      Cash and equivalents

For purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of June 30, 2000.

NOTES TO FINANCIAL STATEMENTS

6.      Income Taxes

Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes." A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

PART 1 FINANCIAL INFORMATION

Management's Plan of Operations

The Company maintains a cash balance sufficient to sustain corporate operations until such time as Management can raise the funding necessary to advance its business plan. The losses of $5386 through June 2000 were due to operating expenses including audit fees, office expenses and licenses and fees. Sales of the Company's equity securities have allowed the Company to maintain a positive cash flow balance.

For the current fiscal year ending March 31, 2001, the Company plans to raise funds of $5,000,000 through a private placement of common stock equity. During the third quarter, after raising capital, the Company intends to utilize subcontract manufacturers in California to begin production of its proprietary residential Hydronic LPHVAC system for sale in California. The Company intends to expend $2,500,000 for subcontractor production of its proprietary residential Hydronic LPHVAC system, $75,000 for a marketing manager, $75,000 for two salesmen, $30,000 for two office clerical employees, $20,000 for set-up and maintenance of the Company's web site, $500,000 for advertising, $50,000 for purchase of computers and fixed assets, and $75,000 for rent and other operating expenses.

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

NOTES TO FINANCIAL STATEMENTS

arrangements to advance or loan funds to the Company. In such a restricted cash flow scenario, the Company would be unable to complete its business plan steps, and would, instead, delay all cash intensive activities. Without necessary cash flow, the Company may be dormant during the next twelve months, or until such time as necessary funds could be raised in the equity securities market.

PART II OTHER INFORMATION

ITEM 1 Not applicable.

ITEMS 2-4: Not applicable

ITEM 5: Information required in lieu of Form 8-K: None

ITEM 6: Exhibits and Reports on 8-K:

              a)     Exhibit # 27.1, "Financial Data Schedule"

              b) No reports on Form 8-K were filed during the fiscal quarter ended June 30, 2000




                                   SIGNATURES
                                   ----------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        Dicut, Inc.


                                    /s/ Fred H. McNorton
        Dated: August 10, 2000      -----------------------------------
                                    Fred H. McNorton
                                    President and Chief Executive Officer