Form 10QSB
period 2000-09-30
DICUT INC
filed 2000-10-19
CIK 1110505

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                       For Period ended September 30, 2000
                         Commission File Number 0-30161

                                   DICUT, INC.
         ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              DELAWARE                                   52-2204952
         ------------------                           ---------------
      (State of Incorporation)              (I.R.S. Employer Identification No.)


                     12140 Cotorro Way, San Diego, CA 92128
               ---------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (619) 692-2142
                               -------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              Yes   X                           No
                  -----                             -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date.

As of September 30, 2000, the registrant had 8,370,000 shares of common stock, $.001 par value, issued and outstanding.

PART 1  FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS


                                   DICUT, INC.
                          (a Development Stage Company)
                                 BALANCE SHEETS
                                    UNAUDITED


                                                            6 Months      Year
                                      ASSETS                  Ended       Ended
                                                            9/30/00      3/31/00
CURRENT ASSETS
     CASH                                                       223       8,195

                                                            -------------------
TOTAL CURRENT ASSETS                                            223       8,195

FIXED ASSETS

                                                            -------------------
NET FIXED ASSETS                                                  0           0

OTHER ASSETS
     ORGANIZATION COSTS                                           0           0
     LESS AMORTIZATION                                            0           0

                                                            -------------------
TOTAL OTHER ASSETS                                                0           0

                                                            -------------------
TOTAL ASSETS                                                    223       8,195
                                                            ===================


                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
                                                            -------------------
TOTAL CURRENT LIABILITIES                                         0           0

LONG TERM LIABILITIES
                                                            -------------------
TOTAL LONG TERM LIABILITIES                                       0           0

                                                            -------------------
TOTAL LIABILITIES                                                 0           0

STOCKHOLDERS' EQUITY

     COMMON STOCK - $.001 par value                           8,370       8,370
     20,000,000 shares authorized, 8,370,000 issued
     and outstanding at 9/30/00 and 8,370,000
     issued and outstanding at 3/31/00

     ADDITIONAL PAID IN  CAPITAL                             10,230      10,230

     BEGINNING RETAINED DEFICIT                             -10,405      -9,400
     NET LOSS                                                -7,972      -1,005

                                                            -------------------
     ENDING RETAINED DEFICIT                                -18,377     -10,405

                                                            -------------------
TOTAL STOCKHOLDERS' EQUITY                                      223       8,195

                                                            -------------------
TOTAL LIAB & STOCKHOLDERS' EQUITY                               223       8,195
                                                            ===================


                       SEE NOTES TO FINANCIAL STATEMENTS

                                   DICUT, INC.
                            STATEMENTS OF OPERATIONS
                          (a Development Stage Company)
                                    UNAUDITED


                                                                                                                       5/31/94
                                          6 Months     6 Months    3 Months     3 Months        Year         Year    (Inception)
                                           Ended        Ended        Ended        Ended        Ended        Ended        To
                                          9/30/00      9/30/99      6/30/00      6/30/99      3/31/00     3/31/99      9/30/00
REVENUE

                                        ---------------------------------------------------------------------------------------
TOTAL REVENUE                                   0            0            0            0            0            0            0

DIRECT COSTS


                                        ---------------------------------------------------------------------------------------
TOTAL COST OF GOODS SOLD                        0            0            0            0            0            0            0

                                        ---------------------------------------------------------------------------------------
GROSS PROFIT                                    0            0            0            0            0            0            0

EXPENSES

GENERAL, SELLING, AND ADMINISTRATIVE        2,586            0        7,972            0         1005            0        18377

                                        ---------------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES                    2,586            0        7,972            0        1,005            0       18,377

                                        ---------------------------------------------------------------------------------------
LOSS FROM OPERATIONS                       -2,586            0       -7,972            0       -1,005            0      -18,377


OTHER INCOME & EXPENSE


                                        ---------------------------------------------------------------------------------------
TOTAL OTHER INCOME & EXPENSE                    0            0            0            0            0            0            0

                                        ---------------------------------------------------------------------------------------
LOSS BEFORE TAXES                          -2,586            0       -7,972            0       -1,005            0      -18,377


                                        ---------------------------------------------------------------------------------------
NET LOSS                                   -2,586            0       -7,972            0       -1,005            0      -18,377
                                        =======================================================================================


NET LOSS PER SHARE                        -0.0003          NIL      -0.0009          NIL      -0.0001          NIL      -0.0022


WEIGHTED AVERAGE NUMBER OF COMMON       8,370,000    8,370,000    8,370,000    8,370,000    8,370,000    8,370,000    8,370,000
SHARES OUTSTANDING


                       SEE NOTES TO FINANCIAL STATEMENTS

                                   DICUT, INC.
                            STATEMENTS OF CASH FLOWS
                          (a Development Stage Company)
                                    UNAUDITED


                                                                                                                       5/31/94
                                          6 Months     6 Months    3 Months     3 Months        Year         Year    (Inception)
                                           Ended        Ended        Ended        Ended        Ended        Ended        To
                                          9/30/00      9/30/99     6/30/00      6/30/99       3/31/00      3/31/99     9/30/00


CASH FLOWS FROM OPERATING ACTIVITIES
     NET LOSS                              -2,586            0       -7,972            0       -1,005            0      -18,377

ADJ TO RECONCILE NET LOSS TO NET
CASH PROVIDED BY OPERATING ACTIVITIES
     ISSUE COMMON STOCK                         0            0            0            0            0            0        9,400


                                          -------------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES      -2,586            0       -7,972            0       -1,005            0       -8,977

CASH FLOWS FROM INVESTING ACTIVITIES            0            0            0            0            0            0            0

CASH FLOWS FROM FINANCING ACTIVITIES            0            0            0            0            0            0        9200


                                          -------------------------------------------------------------------------------------
NET INCREASE (DECREASE)                    -2,586            0       -7,972            0       -1,005            0          223

CASH BEGINNING OF PERIOD                    2,809         9200        8,195         9200         9200         9200            0

                                          -------------------------------------------------------------------------------------
CASH END OF PERIOD                            223        9,200          223        9,200        8,195        9,200          223


                       SEE NOTES TO FINANCIAL STATEMENTS

NOTES TO FINANCIAL STATEMENTS

1.   MANAGEMENT'S OPINION

In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the company as of September 30, 2000 and 1999, and the results of operations and cash flows for the six months ended September 30, 2000 and 1999, and the two years ended March 31, 2000 and 1999, and the period May 31, 1994 (Inception) to September 30, 2000. The accompanying financial statements have been adjusted as of September 30, 2000 as required by Item 310 (b) of Regulation S-B to include all adjustments which in the opinion of Management are necessary in order to make the financial statements not misleading.

2.   INTERIM REPORTING

The results of operations for the six months ended September 30, 2000 and 1999, are not necessarily indicative of the results to be expected for the remainder of the year.

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

5.   Cash and equivalents

For purpose of the statements of cash flows, all highly liquid investments with a maturity of six months or less are considered to be cash equivalents. There were no cash equivalents as of September 30, 2000.

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

PART 1 FINANCIAL INFORMATION

Management's Plan of Operations

The Company maintains a cash balance sufficient to sustain corporate operations until such time as Management can raise the funding necessary to advance its business plan. The losses of $7972 through September 2000 were due to operating expenses including audit fees, office expenses and licenses and fees. Sales of the Company's equity securities have allowed the Company to maintain a positive cash flow balance.

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

ITEMS 2-4: Not applicable

ITEM 5: Information required in lieu of Form 8-K:  None

ITEM 6: Exhibits and Reports on 8-K:

     a)   Exhibit # 27.1, "Financial Data Schedule"

     b) No reports on Form 8-K were filed during the fiscal quarter ended September 30, 2000




                                   SIGNATURES
                                -----------------


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dicut, Inc.




                                        /s/ Fred H. McNorton
     Dated: October 17, 2000            ----------------------------------------
                                        Fred H. McNorton
                                        President and Chief Executive Officer