Form 10QSB
period 2000-12-31
DICUT INC
filed 2001-02-05
CIK 1110505

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                       For Period ended December 31, 2000
                         Commission File Number 0-30161

                                   DICUT, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        DELAWARE                                  52-2204952
        --------                                  ----------
  (State of Incorporation)              (I.R.S. Employer Identification No.)

                     12140 Cotorro Way, San Diego, CA 92128
              -----------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

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

               Yes     X                           No
                    -------                           -------


Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date.

As of December 31, 2000, the registrant had 8,370,000 shares of common stock, $.001 par value, issued and outstanding.

PART 1      FINANCIAL INFORMATION
ITEM 1:   FINANCIAL STATEMENTS


                                   DICUT, INC.
                         (a Development Stage Company)
                                 BALANCE SHEETS
                                    UNAUDITED


                                                          9 Months     Year
                                ASSETS                     Ended      Ended
                                                          12/31/00   3/31/00
CURRENT ASSETS
     CASH                                                       193      8,195

                                                         ----------------------
TOTAL CURRENT ASSETS                                            193      8,195

FIXED ASSETS

                                                         ----------------------
NET FIXED ASSETS                                                  0          0

OTHER ASSETS
     ORGANIZATION COSTS                                           0          0
     LESS AMORTIZATION                                            0          0

                                                         ----------------------
TOTAL OTHER ASSETS                                                0          0

                                                         ----------------------
TOTAL ASSETS                                                    193      8,195
                                                         ======================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

                                                         ----------------------
TOTAL CURRENT LIABILITIES                                         0          0

LONG TERM LIABILITIES

                                                         ----------------------
TOTAL LONG TERM LIABILITIES                                       0          0

                                                         ----------------------
TOTAL LIABILITIES                                                 0          0

STOCKHOLDERS' EQUITY

     COMMON STOCK - $.001 par value                           8,370      8,370
     20,000,000 shares authorized, 8,370,000 issued
     and outstanding at 12/31/00 and 8,370,000
     issued and outstanding at 3/31/00

     ADDITIONAL PAID IN  CAPITAL                             10,230     10,230

     BEGINNING RETAINED DEFICIT                             -10,405     -9,400
     NET LOSS                                                -8,002     -1,005

                                                         ----------------------
     ENDING RETAINED DEFICIT                                -18,407    -10,405

                                                         ----------------------
TOTAL STOCKHOLDERS' EQUITY                                      193      8,195

                                                         ----------------------
TOTAL LIABILITY & STOCKHOLDERS' EQUITY                          193      8,195
                                                         ======================



                       SEE NOTES TO FINANCIAL STATEMENTS

                                   DICUT, INC.
                            STATEMENTS OF OPERATIONS
                          (a Development Stage Company)
                                    UNAUDITED


                                                                                                                5/31/94
                                               3 Months   3 Months                           Year      Year    (Inception)
                                                 Ended     Ended       YTD        YTD       Ended      Ended       To
                                               12/31/00   12/31/99   12/31/00   12/31/99   3/31/00    3/31/99   12/31/00
REVENUE

                                               ---------------------------------------------------------------------------
TOTAL REVENUE                                          0          0          0          0          0         0          0

DIRECT COSTS



                                               ---------------------------------------------------------------------------
TOTAL COST OF GOODS SOLD                               0          0          0          0          0         0          0

                                               ---------------------------------------------------------------------------
GROSS PROFIT                                           0          0          0          0          0         0          0

EXPENSES

GENERAL, SELLING, AND ADMINISTRATIVE                  30          0      8,002          0      1,005        0      18,407

                                               ---------------------------------------------------------------------------
TOTAL OPERATING EXPENSES                              30          0      8,002          0      1,005         0     18,407


                                               ---------------------------------------------------------------------------
LOSS FROM OPERATIONS                                 -30          0     -8,002          0     -1,005         0    -18,407


OTHER INCOME & EXPENSE


                                               ---------------------------------------------------------------------------
TOTAL OTHER INCOME & EXPENSE                           0          0          0          0          0         0          0

                                               ---------------------------------------------------------------------------
LOSS BEFORE TAXES                                    -30          0     -8,002          0     -1,005         0    -18,407


                                               ---------------------------------------------------------------------------
NET LOSS                                             -30          0     -8,002          0     -1,005         0    -18,407
                                               ===========================================================================


NET LOSS PER SHARE                                   NIL        NIL    -0.0010        NIL    -0.0001       NIL    -0.0022


WEIGHTED AVERAGE NUMBER OF                     8,370,000  8,370,000  8,370,000  8,370,000  8,370,000 8,370,000  8,370,000
COMMON SHARES OUTSTANDING



                       SEE NOTES TO FINANCIAL STATEMENTS

                                   DICUT, INC.
                            STATEMENTS OF CASH FLOWS
                          (a Development Stage Company)
                                    UNAUDITED


                                                                                                                5/31/94
                                               3 Months   3 Months                        Year       Year      (Inception)
                                                 Ended     Ended       YTD        YTD     Ended      Ended         To
                                               12/31/00   12/31/99   12/31/00   12/31/99  3/31/00    3/31/99    12/31/00
CASH FLOWS FROM OPERATING ACTIVITIES
     NET LOSS                                        -30          0     -8,002          0     -1,005         0    -18,407

ADJ TO RECONCILE NET LOSS TO NET
CASH PROVIDED BY OPERATING ACTIVITIES
     ISSUE COMMON STOCK                                0          0          0          0          0         0      9,400


                                               ---------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                -30          0     -8,002          0     -1,005         0     -9,007

CASH FLOWS FROM INVESTING ACTIVITIES                   0          0          0          0          0         0          0

CASH FLOWS FROM FINANCING ACTIVITIES                   0          0          0          0          0         0      9,200


                                               ---------------------------------------------------------------------------
NET INCREASE (DECREASE)                              -30          0     -8,002          0     -1,005         0        193

CASH BEGINNING OF PERIOD                             223      9,200      8,195      9,200      9,200     9,200          0

                                               ---------------------------------------------------------------------------
CASH END OF PERIOD                                   193      9,200        193      9,200      8,195     9,200        193



                       SEE NOTES TO FINANCIAL STATEMENTS

NOTES TO FINANCIAL STATEMENTS

1.      MANAGEMENT'S OPINION

In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the company as of December 31, 2000 and 1999, and the results of operations and cash flows for the nine months ended December 31, 2000 and 1999, and the two years ended March 31, 2000 and 1999, and the period May 31, 1994 (Inception) to December 31, 2000. The accompanying financial statements have been adjusted as of December 31, 2000 as required by Item 310 (b) of Regulation S-B to include all adjustments which in the opinion of Management are necessary in order to make the financial statements not misleading.

2.      INTERIM REPORTING

The results of operations for the nine months ended December 30, 2000 and 1999, are not necessarily indicative of the results to be expected for the remainder of the year.

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

5.      Cash and equivalents

For purpose of the statements of cash flows, all highly liquid investments with a maturity of six months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2000.

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

PART 1     FINANCIAL INFORMATION

Management's Plan of Operations

The Company maintains a cash balance sufficient to sustain corporate operations until such time as Management can raise the funding necessary to advance its business plan. The losses of $8002 through December 2000 were due to operating expenses including audit fees, office expenses and licenses and fees. Sales of the Company's equity securities have allowed the Company to maintain a positive cash flow balance.

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

PART II     OTHER INFORMATION

ITEM 1         Not applicable.

ITEMS 2-4:     Not applicable

ITEM 5:        Information required in lieu of Form 8-K:  None

ITEM 6:        Exhibits and Reports on 8-K:

                        a) No reports on Form 8-K were filed during the fiscal quarter ended December 31, 2000




                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        Dicut, Inc.




                                    /s/ Fred H. McNorton
        Dated: February 2, 2001     _______________________________________
                                    Fred H. McNorton
                                    President and Chief Executive Officer