Form 10KSB40
period 2001-03-31
DICUT INC
filed 2001-06-22
CIK 1110505

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the year ended March 31, 2001
Commission File Number 0-30161

DICUT, INC.

(Name of Small Business Issuer in Its Charter)

Delaware	52-2204952

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

12140 Cotorro Way, San Diego, CA	92128

(Address of principal Executive Offices)	(Zip Code)

(619) 692-2142

(Issuer’s Telephone Number)

Securities registered under Section 12(g) of the Exchange Act:

Common Stock — .001 Par Value

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]	No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10 KSB or any amendment to this Form 10-KSB.

Yes [X]	No [ ]

The issuer had no revenues for the year ended March 31, 2001.

As of March 31, 2001, the registrant had 8,370,000 shares of common stock, $.001 par value, issued and outstanding.

PART I

ITEM 1	DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

Organization

Dicut, Inc. was incorporated in Delaware on May 31, 1994 for the purpose of developing and marketing a residential Hydronic Low Pressure Heating and Air Conditioning system (“Hydronic LPHVAC”) that would operate at lower pressure levels than large commercial systems. During December 1997 and January 1998, the Company received its initial funding through the sale of common stock to investors. From inception until December 1999, the Company had no material operating activities. In December 1999, Management completed its development and testing of the Company’s Hydronic LPHVAC design. In January 2000 Management decided to seek necessary capital in order to advance the Company’s business plan.

Bankruptcy or Similar Proceedings

There have been no bankruptcy, receivership or similar proceedings.

Reorganizations, Purchase or Sale of Assets

As of the Company’s fiscal year end of March 31, 2001 there were no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business.

BUSINESS OF ISSUER

Principle Products or Services and Markets

The Company intends to become a major supplier of its proprietary Hydronic Low Pressure Heating and Air Conditioning System (“Hydronic LPHVAC”) to the residential construction industry and the residential air conditioning repair and replacement industry, first in California, and then throughout the United States. The Company’s target market includes single family residences, condominiums, and apartment buildings. The Company’s residential Hydronic LPHVAC product is a heating and air conditioning system consisting of a trade secret design for a gas fired temperature transfer generator that heats or chills an aquas solution using natural gas, and a series of metal pipes, concealed radiators, electric fans, and thermostats that set individual room temperatures. The Company’s Hydronic LPHVAC system is based on currently available large scale commercial building hydronic systems that utilize high pressure techniques to heat and cool large buildings. Unlike these large scale commercial hydronic systems, the Company’s residential Hydronic LPHVAC system has been designed with a proprietary hydronic aquas temperature control system and operates at low pressure levels that are approximately 70 PSI, comparable to residential interior water pipe pressure of approximately 80 pounds PSI.

Fred McNorton developed the Hydronic LPHVAC system from 1994 through 1999. On August 15, 1994 Mr. McNorton accepted the position of President of the Company. On March 15, 1997, the Company signed an exclusive license agreement with its President for use of his Hydronic LPHVAC design in exchange for 70,500 restricted shares of the Company’s common stock. The number of shares issued was based upon an estimate of the total costs incurred by Mr. McNorton for product development and testing.

Based upon Management’s experience in the residential construction industry and in the design and manufacture of heating and cooling systems, the Company’s Hydronic LPHVAC system will offer contractors and owners of residential dwellings the following advantages for heating and air conditioning requirements:

The target price of the Company’s proprietary new heating and air conditioning system is estimated by Management to be eight to twelve percent less than traditional systems installed in residential new construction.

The installed cost to replace an existing residential heating and air conditioning system with the Company’s new Hydronic LPHVAC system is estimated by management to be approximately six to eight percent less than purchasing traditional replacement heating and air conditioning systems. The Hydronic LPHVAC system may be easily retrofitted through an existing building’s central heating and air conditioning system and in-wall air ducts.

The Company’s Hydronic LPHVAC system is designed to primarily use natural gas as its source of heating and cooling energy. Natural gas is less expensive than electricity or heating oil as an energy source. National average costs per one hundred thousand btu of useable heat are $1.79 for electricity, $1.24 for heating oil, and $.95 for natural gas (© 2000 warmair.com). In California, the target market for the first two years of the Company’s business plan, the cost of running a gas based heating and air conditioning system is about $.60 per hour compared to an all electric system of about $1.40 per hour (© 2000 sdge.com/energy).

The Company’s Hydronic LPHVAC system incorporates design features that maintain low pressure levels in all components for safety and building code compliance for residential applications. The Hydronic LPHVAC system consists of a proprietary design for a gas fired temperature transfer generator that utilizes a self-contained constant temperature fluid bath and aquas fluid mixture that maintains temperature within plus or minus five degrees of any temperature setting between thirty eight degrees and one hundred fifty degrees Fahrenheit. The aquas fluid mixture is an integral part of the design which functions to maintain the bath temperatures. The aquas fluid mixture is an important intellectual property of the company and is protected by trade secret laws. Traditional heating and air conditioning systems, engineered to maintain temperature fluctuations of plus or minus ten degrees, use more energy as they repeatedly correct for wider temperature variances.

A key feature of The Company’s Hydronic LPHVAC system allows individual rooms within a residential building to be adjusted for temperature variances up to ten degrees instead of a traditional system of heating or cooling the building to only one temperature setting. Thus the rooms on the side of a building facing the sun may be cooled more than the rooms on the shady side of the building.

The Company’s trade secret Hydronic LPHVAC constant temperature controller and aquas bath system was designed to utilize existing off-the-shelf components such as heating and electrical parts used in gas furnaces, low pressure pipes, radiators, electric fans and thermostats, all of which are available in building code approved formats.

The Company has a current business plan which proposes to utilize its founders’ backgrounds to develop its business from the current design stage into a unique affordable alternative to residential contractors for their new residential HVAC and replacement HVAC needs.

The Company’s business plan steps include obtaining a listing for trading on the OTC Electronic Bulletin Board, and raising capital of $5,000,000 through the sale of common stock in a private placement. After raising capital, the Company intends to utilize subcontract manufacturers in California to begin production of its proprietary residential Hydronic LPHVAC system for sale in California. The Company intends to expend $2,500,000 for subcontractor production of its proprietary residential Hydronic LPHVAC system, $75,000 for a marketing manager, $75,000 for two salesmen, $30,000 for two office clerical employees, $20,000 for set-up and maintenance of the Company’s web site, $500,000 for advertising, $50,000 for purchase of computers and fixed assets, and $75,000 for rent and other operating expenses.

Distribution Methods of Products or Services

For the first two years of its business plan, the Company will advertise its products through direct mailings to all major plumbing, heating, and air conditioning companies in California. In addition, the Company will advertise weekly in medium to large city construction newspapers and in developer, construction, and plumbing trade journals throughout California. The Company intends to offer information on its product to prospective contractor and homeowner customers on its web site, www.hydronicsamerica.com, which will feature product information and local plumbing contractors who will sell and service the Company’s Hydronic LPHVAC systems.

Based upon Management’s experience in the heating and air conditioning manufacturing business and the construction business, the Company will sell its complete residential Hydronic LPHVAC product in a range of approximately $2,100 for a 2,000 sq. ft. building to $30,000 for a 25,000 sq. ft. building. This compares to traditional complete heating and air conditioning products priced in a range of approximately $2,500 for a 2,000 sq. ft. building to $37,500 for a

25,000 sq. ft. building per information from the Air Conditioning & Refrigeration Institute (© 2000 ari.org). These selling prices are for all components including controls and air ducts, but exclude installation labor which is approximately $1.25 to $1.50 per sq. ft. for the Company’s Hydronic LPHVAC product, the same installation labor price for traditional heating and air conditioning systems.

Status of Any Publicly Announced New Products or Services

The Company has no new product or service planned or announced to the public.

Competition and Competitive Position

The size and financial strength of the Company’s primary competitors, traditional residential heating and air conditioning manufacturers, Carrier, Rheem, Trane, and Lennox are substantially greater than those of the Company. The Company intends to compete against these manufacturers by offering a product that is approximately the same cost to install, but is less costly to run than their systems. There are major competitors for large commercial building hydronics systems, such as Kitec and Bio-Radiant Energy, Inc. However, none of the current hydronics systems manufacturers offer products that incorporate the Company’s trade secret low pressure constant temperature features designed to handle residential heating and air conditioning requirements in compliance with building codes. The Company’s competitors have longer operating histories, larger customer bases, and greater brand recognition than the Company. Management is not aware of any significant barriers to the Company’s entry into the residential heating and air conditioning manufacturing market, however, the Company at this time has no market share of this market.

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

Dependence on One or a Few Major Customers

The Company will not depend on any one or a few major customers. The Company’s target market for the first two years of its business plan will be California heating and air conditioning units installed in new housing starts and replacement units for housing over fifteen years old. This market is served by heating and air conditioning contractors in California estimated by

Management at over six thousand throughout the State. According to United States Census Bureau housing data (census.gov/const) for residences of one to four units, California averaged the following new construction starts per year:

Time Period	Average Number of New Housing Starts Per Year

1980 - 1989	199,355

1990 - 1998	74,000

1999	103,888

California’s existing housing units total over 8,500,000 built before 1990 per United States Census Bureau housing data (census.gov/const). Based upon an average life for heating and air conditioning systems of fourteen to fifteen years (Air Conditioning & Refrigeration Institute — © 2000 ari.org), the Company will target this large potential replacement market with its Hydronic LPHVAC product. After the first two years of marketing in California, the Company intends to expand into the national heating and air conditioning market. The national residential housing market that the Company will target with its Hydronic LPHVAC system includes single family residences, condominiums, and apartment buildings averaging over 1,000,000 new housing starts per year, for a total national market of existing units over 47,000,000 built since 1959 per United States Census Bureau housing data (census.gov/const).

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

The Company has setup its first web page“hydronicsamerica.com”, and will expand its web site in 2001. The Company has no current plans for any additional registrations such as patents, trademarks, copyrights, franchises, concessions, royalty agreements or labor contracts at this time. The Company will assess the need for any additional copyright, trademark or patent applications on an ongoing basis. The Hydronic LPHVAC system consists of a proprietary design for a gas fired temperature transfer generator that utilizes a self-contained constant temperature fluid bath and aquas fluid mixture that maintains temperature within plus or minus five degrees of any temperature setting between thirty eight degrees and one hundred fifty degrees Fahrenheit. The aquas fluid mixture is an integral part of the design which functions to maintain the bath temperatures. The aquas fluid mixture is an important intellectual property of the company and is protected by trade secret laws.

On March 15, 1997, the Company signed an exclusive license agreement with its President for use of his Hydronic LPHVAC design in exchange for 70,500 restricted shares of the Company’s common stock. The Company issued 70,500 shares of its common stock in exchange for a ten year exclusive right to development, manufacturing, marketing, sale, sublicensing, and any and all usages of the Hydronic LPHVAC design in the United States and throughout the world. After ten years the license is subject to automatic renewal each year thereafter, subject to written notification, sixty days in advance to the renewal, by both parties of the license agreement.

Need for Government Approval for its Products or Services

The Company is not required to apply for or have any government approval for its products or services.

Effect of Existing or Probable Governmental Regulations on the Company

The Company’s business is not subject to material regulation by federal governmental agencies. The Company will be required to meet all state and local governmental building codes and standards for the manufacturer of its residential Hydronics HVAC product. Management personnel are familiar with all California state and local building codes, plumbing and health department regulations, and contractor licensing requirements.

Research and Development Costs

The Company has not expended funds for research and development costs since inception.

Costs and Effects of Compliance with Environmental Laws

Environmental regulations have had no materially adverse effect on the Company’s operations to date, but no assurance can be given that environmental regulations will not, in the future, result in a curtailment of service or otherwise have a materially adverse effect on the Company’s business, financial condition or results of operation. Public interest in the protection of the environment has increased dramatically in recent years. The trend of more expansive and stricter environmental legislation and regulations could continue. To the extent that laws are enacted or other governmental action is taken that imposes environmental protection requirements that result in increased costs, the business and prospects of the Company could be adversely affected.

The Company’s business plan allows for maintaining insurance coverage against certain environmental liabilities, but there can be no assurance that such insurance will continue to be available or carried by the Company or, if available and carried, will be adequate to cover the Company’s liability in the event of a catastrophic occurrence.

Number of Total Employees and Number of Full-Time Employees

The Company’s only current employees are its two Officers who will devote as much time as the Board of Directors determines is necessary to manage the affairs of the Company. The Officers intend to work on a full-time basis when the Company raises capital per its business plan. The Company’s business plan calls for hiring five new full-time employees during the next twelve months.

Risks

While Management believes its estimates of projected occurrences and events are within the timetable of its business plan, there can be no guarantees or assurances that the results anticipated will occur.

The Company’s long-term viability is substantially dependent upon the widespread acceptance of its residential Hydronics HVAC product. There is no historic evidence that this type of new product will be accepted by the Company’s end-user, the residential home market or by the construction industry. The potential lack of acceptance by purchasers of residential HVAC products could have a material adverse effect upon the Company’s business, financial condition, operating results and cash flows.

The Company’s performance and future operating results are substantially dependent on the continued service and performance of its current Management. The Company intends to hire a relatively small number of additional technical and marketing personnel in the next year. Competition for such personnel is intense, and there can be no assurance that the Company will be able to retain its essential employees or that it will be able to attract or retain highly-qualified technical and managerial personnel in the future. The loss of the services of any of the Company’s current Management or other key employees or the inability to attract and retain the necessary technical, and marketing personnel could have a material adverse effect upon the Company’s business, financial condition, operating results and cash flows.

The current officers, Mr. McNorton and Mr. Davis, are the sole officers and directors of the company and have control in directing the activities of the company. Both officers are involved in other business activities and may, in the future, become involved in additional business opportunities. If a specific business opportunity becomes available, the officers and directors of the company may face a conflict of interest. The Company has not formulated a plan to resolve any conflicts that may arise. While the Company and its sole officers and directors have not formally adopted a plan to resolve any potential or actual conflicts of interest that exist or that may arise, they have verbally agreed to limit their roles in all other business activities to roles of passive investors and devote full time services to the Company after the Company raises capital of $5,000,000 through the sale of securities through a private placement and is able to provide officers’ salaries per its business plan.

While Management believes its estimates of projected occurrences and events are within the timetable of its business plan, there can be no guarantees or assurances that the results anticipated will occur. Investors in the Company should be particularly aware of the inherent risks associated with the Company’s planned business. These risks include a lack of a proven market for the Company’s residential Hydronics HVAC product, lack of equity funding, and the size of the Company compared to the size of its competitors. Although Management intends to implement its business plan through the foreseeable future and will do its best to mitigate the risks associated with its business plan, there can be no assurance that such efforts will be successful. Management has no liquidation plans should the Company be unable to receive funding. Should the Company be unable to implement its business plan, Management would investigate all options available to retain value for the shareholders. Among the options that would be considered are: acquisition of another product or technology, or a merger or acquisition of another business entity that has revenue and/or long-term growth potential. However, there are no pending or anticipated arrangements, understandings or agreements with outside parties for acquisitions, mergers or any other material transactions.

REPORTS TO SECURITIES HOLDERS

The Company’s bylaws do not require the Company to deliver an annual report to its shareholders and the Company has no present plans to provide an annual report to its shareholders. The Company is voluntarily filing this Form 10-KSB in order to make its financial information equally available to any interested parties or investors. The Company is subject to the disclosure rules of Regulation S-B for a small business issuer under the Securities Act of 1933 and the Securities Exchange Act of 1934. The Company is subject to disclosure filing requirements and is required to file Form 10-KSB annually and Form 10-QSB quarterly. In addition, the Company will be required to file Form 8 and other proxy and information statements from time to time as required.

The public may read and copy any materials the Company files with the Securities and Exchange Commission, (“SEC”), at the SEC’s Public Reference Room at 450 Fifth Street, N. W., Washington D. C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 2	DESCRIPTION OF PROPERTY

The Company’s principal executive office address is 12140 Cotorro Way, San Diego, CA 92128. The principal executive office and telephone number are provided by an officer of the corporation. The costs associated with the use of the telephone and mailing address were deemed by management to be immaterial as the telephone and mailing address were almost exclusively used by the officer for other business purposes. Management considers the Company’s current principal office space arrangement adequate until such time as the Company achieves its business plan goal of raising capital of $5,000,000 and then begins hiring new employees per its business plan.

ITEM 3	LEGAL PROCEEDINGS

The Company is not currently involved in any legal proceedings and is not aware of any pending or potential legal actions.

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year ended March 31, 2001, there were no submissions of matters to a vote of security holders.

PART II

ITEM 5	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

The Company has filed for trading on the OTC Electronic Bulletin Board which is sponsored by the National Association of Securities Dealers (NASD). The OTC Electronic Bulletin Board is a network of security dealers who buy and sell stock. The dealers are connected by a computer network which provides information on current “bids” and “asks” as well as volume information.

As of the date of this filing, there is no public market for the Company’s securities. As of March 31, 2001, the Company had 73 shareholders of record. The Company has paid no cash dividends. The Company has no outstanding options. The Company has no plans to register any of its securities under the Securities Act for sale by security holders. There is no public offering of equity and there is no proposed public offering of equity.

ITEM 6	MANAGEMENT’S PLAN OF OPERATION

The Company’s current cash balance is $163. Management believes the current cash balance is sufficient to fund only a minimum level of operations. In order to advance the Company’s business plan, the Company must raise capital through the sale of equity securities. To date, the Company has sold $9,200 in equity securities and used approximately $9,037 for licenses and fees and other operating expenses. Sales of the Company’s equity securities have allowed the Company to maintain a positive cash flow balance.

Management has made initial progress in implementing its business plan by obtaining an exclusive licence for the use of the HVAC proprietary design, registering its Internet domain name on the Internet, and opening its own web page on the Internet. The Company will only be able to continue to advance its business plan after it receives capital funding through the sale of equity securities. After raising capital, Management intends to hire employees, rent commercial space in San Diego, and begin production and marketing of its residential Hydronics LPHVAC product. The Company intends to use its equity capital to fund the Company’s business plan during the next twelve months as cash flow from sales is not estimated to begin until year two of its business plan. The Company will face considerable risk in each of its business plan steps, such as difficulty of hiring competent personnel within its budget, longer than anticipated time for subcontractors to manufacture its residential Hydronics LPHVAC product, and a shortfall of funding due to the Company’s inability to raise capital in the equity securities market. If no funding is received during the next twelve months, the Company will be forced to rely on its existing cash in the bank and funds loaned by the directors and officers. The Company’s officers and directors have no formal commitments or arrangements to advance or loan funds to the Company. In such a restricted cash flow scenario, the Company would be unable to complete its business plan steps, and would, instead, delay all cash intensive activities. Without necessary cash flow, the Company may be dormant during the next twelve months, or until such time as necessary funds could be raised in the equity securities market.

There are no current plans for additional product research and development. The Company plans to purchase approximately $50,000 in furniture, computers, and software during the next twelve months from proceeds of its equity security sales. The Company’s business plan provides for an increase of five employees during the next twelve months.

ITEM 7	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The required financial statements begin on page F-1 of this document.

ITEM 8	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 14, 2001, Dicut was notified of the death of Barry Friedman, the company’s independent auditor.

During the Company’s two most recent fiscal years and the subsequent interim period preceding the death of Mr. Friedman, there were no disagreements between Dicut and Mr. Friedman with respect to any matter of accounting principles or practices, financial statement disclosure or audit scope or procedure. The report on the company’s financial statements prepared by Mr. Friedman for either the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

On May 14, 2001, Dicut engaged G. Brad Beckstead, CPA as the company’s independent auditor to audit the company’s financial statements. Neither the company nor anyone on its behalf has consulted G. Brad BEckstead, CPA during the two most recent fiscal years regarding any matter for which reporting is required under Regulation S-B, Item 302 (a) (2) (i) or (ii) and the related instructions. The decision to engage G. Brad Beckstead, CPA was approved by the Board of Directors.

MANAGEMENT’S STATEMENT

The death of Mr. Friedman caused the discontinuance of Mr. Friedman’s accounting and auditing practice. Accordingly, for all periods subsequent to the date of any of Mr. Friedman’s issued audit reports and/or consent statements, there have been no subsequent event audit procedures performed by Mr. Friedman on the financial statements of Dicut, Inc. Additionally, the death of Mr. Friedman and the discontinuance of his auditing services severely impacts the ability of investors to sue, and potentially, recover damages from Mr. Friedman for material misstatements or omissions, if any, in any document filed with the U.S. Securities and Exchange Commission containing any report or consent issued by Mr. Friedman, including the financial statements covered in Mr. Friedman’s audit report(s) and/or consent statements.

Dicut, Inc.
(A Development Stage Company)

Balance Sheets
as of
March 31, 2001

and

Statements of Income,
Stockholders’ Equity, and
Cash Flows
for the years ending
March 31, 2001
and for the period
May 31, 1994 (Date of Inception)
through
March 31, 2001

G. BRAD BECKSTEAD
Certified Public Accountant
330 E. Warm Springs
Las Vegas, NV 89119
702.528.1984
425.928.2877 (efax)

INDEPENDENT AUDITOR’S REPORT

May 24, 2001

Board of Directors
Dicut, Inc.
Las Vegas, NV

I have audited the Balance Sheets of Dicut, Inc. (the “Company”) (A Development Stage Company), as of March 31, 2001, and the related Statements of Operations, Stockholders’ Equity, and Cash Flows for the years then ended, and for the period May 31, 1994 (Date of Inception) to March 31, 2001. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement presentation. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dicut, Inc. (A Development Stage Company) as of March 31, 2001, and the results of its operations and cash flows for the years then ended, and for the period May 31, 1994 (Date of Inception) to March 31, 2001, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has had limited operations and have not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ G. BRAD BECKSTEAD

G. Brad Beckstead, CPA

Dicut, Inc.
(a Development Stage Company)
Balance Sheet

March 31,
2001

Assets

Current assets:

Cash	$163

Total current assets	163

$163

Liabilities and Stockholders’ Equity

Stockholders’ Equity:

Common stock, $0.001 par value, 20,000,000 shares authorized, 8,370,000 shares issued and outstanding at 3/31/01 and 3/31/00	8,370

Additional paid-in capital	10,230

Deficit accumulated during development stage	(18,437)

163

$163

The accompanying notes are an integral part of these financial statements.

Dicut, Inc.
(a Development Stage Company)
Statement of Operations
For the Year Ending March 31, 2001
and For the Period May 31, 1994 (Inception) to March 31, 2001

		May 31, 1994
	Year Ending	(Inception) to
	March 31,	March 31,
	2001	2001

Revenue	$—	$—

Expenses:

General and administrative expenses	8,032	18,437

Total expenses	8,032	18,437

Net (loss)	$(8,032)	$(18,437)

Weighted average number of common shares outstanding	8,370,000	8,241,324

Net (loss) per share	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

Dicut, Inc.
(a Development Stage Company)
Statement of Changes in Stockholders’ Equity

					Deficit
					Accumulated

	Common Stock			Additional	During	Total
			Subscriptions	Paid-in	Development	Stockholders'
	Shares	Amount	Receivable	Capital	Stage	Equity

March 1997

Founders shares	4,230,000	$1	$—	$9,399	$—	$9,400

Net loss April 1, 1996 to March 31, 1997					(9,400)	(9,400)

Balance, 3/31/97	4,230,000	$1	$—	$9,399	$(9,400)	$—

January 1998

504 Offering issued for cash	4,140,000	1		9,199		9,200

Net loss April 1, 1997 to March 31, 1998					—	—

Balance, 3/31/98	8,370,000	$2	$—	$18,598	$(9,400)	$9,200

Net loss April 1, 1998 to March 31, 1999					—	—

Balance, 3/31/99	8,370,000	$2	$—	$18,598	$(9,400)	$9,200

Net loss April 1, 1998 to March 31, 1999					—	—

Balance, 3/31/99	8,370,000	$2	$—	$18,598	$(9,400)	$9,200

October 1999

Amended par value		184		(184)		—

January 2000

Reclassification of paid-in capital		8,184		(8,184)		—

Net loss April 1, 1999 to March 31, 2000					(1,005)	(1,005)

Balance, 3/31/00	8,370,000	$8,370	$—	$10,230	$(10,405)	$8,195

Net loss April 1, 2000 to March 31, 2001					(8,032)	(8,032)

Balance, 3/31/01	8,370,000	$8,370	$—	$10,230	$(18,437)	$163

The accompanying notes are an integral part of these financial statements.

Dicut, Inc.
(a Development Stage Company)
Statement of Cash Flows
For the Year Ending March 31, 2001
and For the Period May 31, 1994 (Inception) to March 31, 2001

		May 31, 1994
	Year Ending	(Inception) to
	March 31,	March 31,
	2001	2001

Cash flows from operating activities

Net (loss)	$(8,032)	$(18,437)

Adjustments to reconcile net loss to net cash (used) by operating activities

Shares issued for services	—	9,400

Net cash (used) by operating activities	(8,032)	(9,037)

Cash flows from investing activities

Net cash used by investing activities	—	—

Cash flows from financing activities

Issuance of common stock	—	9,200

Net cash provided by financing activities	—	9,200

Net (decrease) increase in cash	(8,032)	163

Cash — beginning	8,195	—

Cash — ending	$163	$163

Supplemental disclosures:

Interest paid	$—	$—

Income taxes paid	$—	$—

Non-cash transactions:

Stock issued for services provided	$	$9,400

Number of shares issued for services		4,230,000

The accompanying notes are an integral part of these financial statements.

Dicut, Inc.
(a Development Stage Company)
Notes

Note 1 — History and organization of the company

The Company was organized May 31, 1994 (Date of Inception) under the laws of the State of Delaware, as Dicut, Inc. The Company has no operations and in accordance with SFAS #7, the Company is considered a development stage company. The Company is authorized to issue 20,000,000 shares of $0.001 par value common stock.

Note 2 — Accounting policies and procedures

Accounting method

The Company reports income and expenses on the accrual method.

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

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of March 31, 2001.

Reporting on the costs of start-up activities

Statement of Position 98-5 (SOP 98-5), “Reporting on the Costs of Start-Up Activities,” which provides guidance on the financial reporting of start-up costs and organizational costs, requires most costs of start-up activities and organizational costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. With the adoption of SOP 98-5, there has been little or no effect on the Company’s financial statements.

Loss per share

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) “Earnings Per Share”. Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. As of March 31, 2001, the Company had no dilutive common stock equivalents, such as stock options or warrants.

Dividends

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid or declared since inception.

Year end

The Company has adopted March 31 as its fiscal year end.

Dicut, Inc.
(a Development Stage Company)
Notes

Note 3 — Income taxes

Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS #109) “Accounting for Income Taxes”. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. There is no provision for income taxes for the year ended March 31, 2001 due to net losses.

Note 4 — Stockholder’s equity

The Company is authorized to issue 20,000,000 shares of its $0.001 par value common stock.

All share and per share amounts have been retroactively restated to reflect the splits discussed below.

On March 15, 1997, the Company issued 4,230,000 shares of its $0.001 par value common stock to two of its founders and directors valued at $9,400.

On January 31, 1998, the Company issued 4,140,000 of its $.001 par value common stock for total cash of $9,200 pursuant to a Regulation D, Rule 504 of the SEC 1933 Securities Act offering.

On October 25, 1999, the State of Delaware approved the Company’s restated Articles of Incorporation, which changed the par value from $0.00001 to $0.001.

On January 15, 2000, the Company effected a 45-for-1 forward stock split of its $0.001 par value common stock.

There have been no other issuances of preferred or common stock.

Note 5 — Going concern

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not commenced its planned principal operations and it has not generated any revenues. In order to obtain the necessary capital, the Company intends to raise funds via future securities offering. If the securities offerings do not raise sufficient capital, it would be unlikely for the Company to continue as a going concern.

Note 6 — Warrants and options

There are no warrants or options outstanding to acquire any additional shares of common stock.

Dicut, Inc.
(a Development Stage Company)
Notes

Note 7 — Related party transactions

The Company does not lease or rent any property. Office services are provided without charge by a director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

On March 15, 1997, the Company signed a license agreement with an individual which is a shareholder, officer and director in exchange for 70,500 shares of $0.001 par value common stock pre-split (or 3,172,500 shares of $0.001 par value common stock post-split). The agreement grants the Company the exclusive worldwide rights to use the proprietary technologies and “know-how” related to the products which includes the development, manufacturing, marketing, sale, sublicensing and usage of the products. The term of the agreement is 10 years which will expire on March 15, 2007, with automatic renewal each year thereafter, subject to written notification sixty days in advance and agreed upon by both parties.

PART III

ITEM 9	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Directors and Officers of the Company, all of those whose one year terms will expire 3/31/01, or at such a time as their successors shall be elected and qualified are as follows:

Name & Address	Age	Position	Date First Elected	Term Expires

Fred McNorton 12140 Cotorro Way San Diego, CA 92128	61	President, Director	9/15/94	3/31/02

Richard Davis 12140 Cotorro Way San Diego, CA 92128	42	Secretary, Treasurer, Director	9/15/94	3/31/02

Each of the foregoing persons may be deemed a “promoter” of the Company, as that term is defined in the rules and regulations promulgated under the securities and Exchange Act of 1933.

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

No Executive Officer or Director of the Corporation is the subject of any pending legal proceedings.

Resumes

Fred McNorton, President & Director

1999 - Current	President, Real Estate Consulting Group, Inc., responsible for operations and marketing of company specializing in construction inspection in Southern California.

1997 - 1999	Director of Manufacturing, Williams Materials Corporation, Colton, California, responsible for manufacturing, purchasing, product distribution, personnel — over 370 employee manufacturing firm specializing in heating and air handling systems.

1988 - 1997	Director of Operations, Temtex Industries, Perris, California, responsible for manufacturing, product distribution, personnel — over 140 employee manufacturing firm specializing in wood and gas fireplace systems.

1959 - 1997	BS Mathematics, University of Louisville, MBA studies, University of Louisville, Engineering studies, Purdue University, Finance and Accounting studies, Wartburg College.

Richard Davis, Secretary, Treasurer & Director

1995 - Current	Order Coordinator, Sundt Construction, San Diego, California, largest commercial contractor in San Diego, responsible for scheduling, purchasing, logistics of construction materials and equipment for an average of thirty five concurrent large scale commercial construction projects.

1984 - 1995	General Contractor, San Diego, California, owned and managed construction firm specializing in small commercial projects and residential home construction.

ITEM 10	EXECUTIVE COMPENSATION

The company’s current officers receive no compensation.

Summary Compensation Table

				Other
Name &				annual	Restricted	Options		All other
principle		Salary	Bonus	compen-	stock	SARs	LTIP	compen-
position	Year	($)	($)	sation ($)	awards ($)	($)	Payouts	sation ($)

F McNorton	1996	-0-	-0-	-0-	-0-	-0-	-0-	-0-

President	1997	-0-	-0-	-0-	7,050	-0-	-0-	-0-

	1998	-0-	-0-	-0-	-0-	-0-	-0-	-0-

R Davis	1996	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Secretary	1997	-0-	-0-	-0-	2,350	-0-	-0-	-0-

	1998	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There are no current employment agreements between the Company and its executive officers.

The Board agreed to pay Mr. McNorton 70,500 shares of common stock for an exclusive license agreement on March 15, 1997. The stock was valued at the price unaffiliated investors paid for stock sold by the Company, $.10 per share. On January 15, 2000, 3,102,000 shares of the Company’s common stock were issued to him per a 45 for 1 stock split.

The Board agreed to pay Mr. Davis for administrative services and services related to the Company’s business plan 23,500 shares of the Company’s common stock on March 15, 1997. The stock was valued at the price unaffiliated investors paid for stock sold by the Company, $.10 per share. On January 15, 2000, 1,034,000 shares of the Company’s common stock were issued to him per a 45 for 1 stock split.

The terms of these stock issuances were as fair to the Company, in the Board’s opinion, as could have been made with an unaffiliated third party.

The officers currently devote an immaterial amount of time to manage the affairs of the Company. The Directors and Principal Officers have agreed to work with no remuneration until such time as the Company receives sufficient revenues necessary to provide proper salaries to all Officers and compensation for Directors’ participation. The Officers and the Board of Directors have the responsibility to determine the timing of remuneration for key personnel based upon such factors as positive cash flow to include stock sales, product sales, estimated cash expenditures, accounts receivable, accounts payable, notes payable, and a cash balance of not less than $25,000 at each month end. When positive cash flow reaches $25,000 at each month end and appears sustainable the board of directors will readdress compensation for key personnel and enact a plan at that time which will benefit the Company as a whole. At this time, management cannot accurately estimate when sufficient revenues will occur to implement this compensation, or the exact amount of compensation.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees of the Corporation in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the Corporation or any of its subsidiaries, if any.

ITEM 11	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information on the ownership of the Company’s voting securities by Officers, Directors and major shareholders as well as those who own beneficially more than five percent of the Company’s common stock through the most current date — June 15, 2001:

Title Of	Name &	Amount &	Percent
Class	Address	Nature of owner	Owned

Common	Fred McNorton 12140 Cotorro Way San Diego, CA 92128	3,172,500 (a)	38%

Common	Richard Davis 12140 Cotorro Way San Diego, CA 92128	1,057,500 (b)	13%

Total Shares Owned by Officers & Directors As a Group		4,230,000	51%

(a) Mr. McNorton received 70,500 shares of the Company’s common stock on March 15, 1997 for a license agreement related to the Company’s business plan. 3,102,000 shares of the Company’s common stock were issued to him per a 45 for 1 stock split on January 15, 2000.

(b) Mr. Davis received 23,500 shares of the Company’s common stock on March 15, 1997 for administrative services and services related to the Company’s business plan. 1,034,000 shares of the Company’s common stock were issued to him per a 45 for 1 stock split on January 15, 2000.

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

Exhibit 23 Accountants Consent

Reports filed on Form 8-K: Change in Certifying Accountant May 14, 2001.

Reports required to be filed by Regulation S-X: None

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dicut, Inc.

Date	6/21/01	By	/s/ Fred McNorton

Fred McNorton, President & Director

Date	6/21/01	By	/s/ Richard D. Davis

Richard D. Davis, Treasurer & Director