Form 10QSB
period 2001-06-30
DICUT INC
filed 2001-07-25
CIK 1110505

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15 (d) of
Securities Exchange Act of 1934

For Period ended June 30, 2001
Commission File Number 0-30161

DICUT, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	52-2204952

(State of Incorporation)	(I.R.S. Employer Identification No.)

12140 Cotorro Way, San Diego, CA 92128

(Address of Principal Executive Offices) (Zip Code)

(619) 692-2142

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]                      No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock at the latest practicable date.

As of June 30, 2001, the registrant had 8,370,000 shares of common stock, $.001 par value, issued and outstanding.

DICUT, INC.
(a Development Stage Company)

BALANCE SHEETS

ASSETS

	June 30,	March 31,
	2001	2001

	(Unaudited)
CURRENT ASSETS

CASH	137	163

TOTAL CURRENT ASSETS	137	163

TOTAL ASSETS	137	163

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES	0	0

TOTAL CURRENT LIABILITIES	0	0

STOCKHOLDERS’ EQUITY

COMMON STOCK — $.001 par value 20,000,000 shares authorized, 8,370,000 issued and outstanding at 6/30/01 and 3/31/01	8,370	8,370

ADDITIONAL PAID IN CAPITAL	10,230	10,230

(DEFICIT) ACCUMULATED DURING DEVELOPMENT STAGE	-18,463	-18,437

TOTAL STOCKHOLDERS’ EQUITY	137	163

TOTAL LIAB & STOCKHOLDERS’ EQUITY	137	163

The accompanying notes are an integral part of these financial statements.

DICUT, INC.
(a Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

				5/31/94
	3 Months	3 Months	Year	(Inception)
	Ended	Ended	Ended	To
	6/30/01	6/30/00	3/31/01	6/30/01

REVENUE	0	0	0	0

TOTAL REVENUE	0	0	0	0

EXPENSES

GENERAL, SELLING, AND ADMINISTRATIVE	26	5,386	8032	18463

TOTAL OPERATING EXPENSES	26	5,386	8,032	18,463

NET (LOSS)	-26	-5,386	-8,032	-18,463

NET LOSS PER SHARE	0.0000	0.0000	0.0000	0.0000

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	8,370,000	8,370,000	8,370,000	8,370,000

STATEMENTS OF CASH FLOWS
(Unaudited)

			5/31/94
	3 Months	3 Months	(Inception)
	Ended	Ended	To
	6/30/01	6/30/00	6/30/01

CASH FLOWS FROM OPERATING ACTIVITIES
NET LOSS	-26	-5,386	-18,463

ADJ TO RECONCILE NET LOSS TO NET CASH PROVIDED BY OPERATING ACTIVITIES

ISSUE COMMON STOCK	0	0	9,400

NET CASH USED IN OPERATING ACTIVITIES	-26	-5,386	-9,063

CASH FLOWS FROM INVESTING ACTIVITIES	0	0	0

CASH FLOWS FROM FINANCING ACTIVITIES	0	0	9200

NET INCREASE (DECREASE)	-26	-5,386	137

CASH BEGINNING OF PERIOD	163	8195	0

CASH END OF PERIOD	137	2,809	137

The accompanying notes are an integral part of these financial statements.

DICUT, INC.
(a Development Stage Company)

NOTES

Note 1. Basis of Presentation

The consolidated interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed and omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended March 31, 2001 and notes thereto included in the Company’s 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Note 2. Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of June 30, 2001 the Company has not recognized revenue to date and has accumulated operating losses of approximately $18,463 since inception. The Company’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company’s products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Note 3. Related party transactions

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

PART I FINANCIAL INFORMATION

Management’s Plan of Operations

Dicut’s current cash balance is $137. Until approximately September of 2001, we believe our small cash balance is sufficient to fund minimum levels of operations. In order to achieve our business plan goals, we will need to raise capital through the sale of equity securities. We are a development stage company and have generated no revenue to date. We have sold $9,200 in equity securities to pay for our prior minimum level of operations. We have received a going concern opinion on our financial statements that raises substantial doubt as to our ability to continue as a going concern.

As of the date of this filing, we have taken the following steps: obtaining an exclusive licence for the use of the HVAC proprietary design, registering its Internet domain name on the Internet, and opening its own web page on the Internet, and made our company’s business and financial information available to the public through filings with the Securities and Exchange Commission subject to disclosure rule of Regulation S-B. We have obtained a listing for public trading of our stock on the Over the Counter Electronic Bulletin Board. We intend to seek capital of $5,000,000 through the sale of common stock in a private placement. We believe we will be able to raise capital of $5,000,000 by March 2002. The Company intends to expend $2,500,000 for subcontractor production of its proprietary residential Hydronic LPHVAC system, $75,000 for a marketing manager, $75,000 for two salesmen, $30,000 for two office clerical employees, $20,000 for set-up and maintenance of the Company’s web site, $500,000 for advertising, $50,000 for purchase of computers and fixed assets, and $75,000 for rent and other operating expenses.

We will only be able to continue to advance our business plan if we receive capital funding through the sale of equity securities. After raising capital, we intend to hire employees, rent commercial space in San Diego, purchase equipment, and begin marketing our Hydronic LPHVAC system. We intend to use our equity capital to fund the business plan during the next twelve months as cash flow from sales is not estimated to begin until year two of our business plan. We will face considerable risk in each of our business plan steps, such as difficulty of hiring competent personnel within its budget, longer than anticipated time for subcontractors to manufacture its residential Hydronics LPHVAC product, and a shortfall of funding due to the Company’s inability to raise capital in the equity securities market. If no funding is received during the next twelve months, we will be forced to rely on existing cash in the bank and funds loaned by the directors and officers. Dicut’s officers and directors have no formal commitments or arrangements to advance or loan funds to Dicut. In such a restricted cash flow scenario, we would be unable to complete our business plan steps, and would, instead, delay all cash intensive activities. Without necessary cash flow, Dicut may be dormant during the next twelve months, or until such time as necessary funds could be raised in the equity securities market.

We have no operating history, no material current operations, and no profit. While we believe we have made good faith estimates of our ability to secure additional capital, there is no guarantee that we will receive sufficient funding to implement any future business plan steps.

FINANCIAL STATEMENTS (continued)

NOTES TO FINANCIAL STATEMENTS

PART II OTHER INFORMATION

ITEM 1           Not applicable.

ITEMS 2-4:    Not applicable

ITEM 5:          Information required in lieu of Form 8-K: None

ITEM 6:          Exhibits and Reports on 8-K:

a)   Change in Certifying Accountant Form 8-K filed May 16, 2001

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dicut, Inc.

Dated: July 25, 2001	/s/ Fred McNorton
Fred H. McNorton President and Chief Executive Officer