Form 10QSB
period 2001-09-30
DICUT INC
filed 2001-11-14
CIK 1110505

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                       For Period ended September 30, 2001
                         Commission File Number 0-30161

                                   DICUT, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        DELAWARE                                  52-2204952
        --------                                  ----------
  (State of Incorporation)              (I.R.S. Employer Identification No.)

        7270 Woodbine Avenue, Suite 200, Markham, Ontario, Canada L3R 4B9
              -----------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (905) 947-9925
                               -------------------
              (Registrant's telephone number, including area code)


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

As of November 7, 2001, the registrant had 16,370,000 shares of common stock, $.001 par value, issued and outstanding.

PART 1     FINANCIAL INFORMATION


                                  Dicut, Inc.
                    (a Development Stage Company)
                            Balance Sheet



                                                                                       September 30,              March 31,
                                                                                           2001                     2001
                                                                                    ---------------------    --------------------
Assets

Current assets:
    Cash and equivalents                                                            $                 55     $               163
                                                                                    ---------------------    --------------------
      Total current assets                                                                            55                     163
                                                                                    ---------------------    --------------------

                                                                                    $                 55     $               163
                                                                                    =====================    ====================


Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable                                                                $              4,317     $                 -

                                                                                    ---------------------    --------------------
      Total current liabilities                                                                    4,317                       -
                                                                                    ---------------------    --------------------


Stockholders' (Deficit):
    Common stock, $0.001 par value, 20,000,000
      shares authorized, 8,370,000 shares issued and
      outstanding                                                                                  8,370                   8,370
    Additional paid-in capital                                                                    10,230                  10,230
    (Deficit) accumulated during development stage                                               (22,862)                (18,437)
                                                                                    ---------------------    --------------------
                                                                                                  (4,262)                    163
                                                                                    ---------------------    --------------------

                                                                                    $                 55     $               163
                                                                                    =====================    ====================



                          Dicut, Inc.
                (a Development Stage Company)
                   Statement of Cash Flows
    Forthe Six Months Ending September 30, 2001 and 2000 and For the Period
       March 29, 2000 (Inception) to September 30, 2001

                                                                                                               March 29, 2000
                                                                 Six Months Ending                             (Inception) to
                                                                 September 30,                                 September 30,
                                                                ----------------------------------------    --------------------
                                                                    2001                 2000                      2001
                                                                -----------------    -------------------    ---------------------
Cash flows from operating activities
Net (loss)                                                      $         (4,425)    $           (7,972)    $            (22,862)
Adjustments to reconcile net (loss) to
    net cash (used) by operating activities
    Increase in accounts payable                                           4,317                      -                    4,317
                                                                -----------------    -------------------    ---------------------
Net cash (used) by operating activities                                     (108)                (7,972)                 (18,545)
                                                                -----------------    -------------------    ---------------------

Cash flows from investing activities
Net cash used by investing activities                                          -                      -                        -
                                                                -----------------    -------------------    ---------------------

Cash flows from financing activities
    Issuance of common stock                                                   -                      -                   18,600

                                                                -----------------    -------------------    ---------------------
Net cash provided by financing activities                                      -                      -                   18,600
                                                                -----------------    -------------------    ---------------------

Net (decrease) increase in cash                                             (108)                (7,972)                      55
Cash - beginning                                                             163                  8,195                        -
                                                                -----------------    -------------------    ---------------------
Cash - ending                                                   $             55     $              223     $                 55
                                                                =================    ===================    =====================

Supplemental disclosures:
    Interest paid                                               $              -     $                -     $                  -
                                                                =================    ===================    =====================
    Income taxes paid                                           $              -     $                -     $                  -
                                                                =================    ===================    =====================



                Dicut, Inc.
       (a Development Stage Company)
          Statement of Operations
        For the Three and Six Months Ending September 30, 2001 and 2000, and For the Period May 31,1994 (Inception) to September 30, 2001


                                              (unaudited)                             (unaudited)
                                              Three Months Ending                    Six Months Ending            May 31, 1994
                                             September 30,                           September 30,               (Inception) to
                                            -------------------------------   -------------------------------     September 30,
                                                2001              2000            2001             2000                 2001
                                            --------------    -------------   -------------    --------------    -----------------


Revenue                                     $           -     $          -    $          -     $           -     $              -
                                            --------------    -------------   -------------    --------------    -----------------

Expenses:

   General and administrative expenses              4,399            2,586           4,425             7,972               22,862
                                            --------------    -------------   -------------    --------------    -----------------
     Total expenses                                 4,399            2,586           4,425             7,972               22,862
                                            --------------    -------------   -------------    --------------    -----------------

Net (loss)                                  $      (4,399)    $     (2,586)   $     (4,425)    $      (7,972)    $        (22,862)
                                            ==============    =============   =============    ==============    =================

Weighted average number of
   common shares outstanding                     8,370,000       8,370,000       8,370,000         8,370,000            8,370,000
                                            ==============    =============   =============    ==============    =================

Net (loss) per share                        $       (0.00)    $      (0.00)   $      (0.00)    $       (0.00)    $          (0.00)
                                            ==============    =============   =============    ==============    =================

                                   Dicut, Inc.
                          (a Development Stage Company)
                                      Notes

Note 1 - Basis of Presentation

The consolidated interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended March 31, 2001 and notes thereto included in the Company's 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Note 2 - Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at September 30, 2001, the Company has not recognized revenue to date and has accumulated operating losses of approximately $23,000 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Note 3 - Related party transactions

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

Note 4 - Subsequent events

On October 16, 2001, the Company completed its due diligence for the purchase of 100% of the shares of Cutting Edge Shape CD, Inc. ("Cutting Edge") in exchange for 8 million restricted shares of the Company's $0.001 par value common stock, subject to the subsequent receipt of satisfactory audited financial statements of Cutting Edge. The consideration was based on a value of $0.085 per share. The shares of Cutting Edge were purchased from two principal shareholders, the Bokor Family Trust and the Caplan Family Trust. The Company has received unaudited statements of Cutting Edge for the fiscal year ended April 30, 2001, and the shares of the Company are being held in escrow pursuant to an Escrow Agreement subject to receipt of audited financial statements of Cutting Edge in which there are no material changes.

Item 2  Management's Plan of Operations

On August 8, 2001, the Company consented to transferring back to Fred McNorton, Licensor, and to the termination of all of its rights under the Manufacturing and Marketing Exclusive License Agreement dated March 15, 1997, as the new board of directors has no further interest in pursuing the development of the Hydronic Low Pressure Heating and Air Conditioning System under said License Agreement. Such termination of rights was carried out with the consent of both parties and for no consideration.

The Company's plan of operation for the next 12 months is to focus on the sourcing and acquisition of multimedia companies. On August 15, 2001, the Company entered into a Letter of Intent to purchase 100% of the shares of Cutting Edge Shape CD Inc. in exchange for 8 Million restricted shares of the Company. On October 16, 2001, the Company completed its due diligence review of Cutting Edge subject to the receipt satisfactory audited financial statements showing no material changes from the unaudited statements for fiscal year end April 30, 2001 previously provided by Cutting Edge. The 8 Million shares of the Company are being held in escrow pending receipt of the audited financial statements.

Cutting Edge is located in Toronto, Canada and is in the business of designing, manufacturing and distributing shaped CD ROMs used as promotional vehicles and business cards. Pursuant to its unaudited financial statements dated April 30, 2001, Cutting Edge had gross revenues of CAD$2,508,182 with a net loss of CAD$112,419. Notiwithstanding this loss, it is the intention of management to reduce overhead and reorganize responsibilities in order to make Cutting Edge into a profitable company.

The Company is also sourcing other potential multimedia companies as acquisition targets. On October 3, 2001, the Company announced the signing of a Letter of Intent to purchase 100% of the shares of Rompus CD Rom Production Ltd. The transaction is subject to a satisfactory due diligence review of Rompus' books and records. Rompus CD Rom Production Ltd., located in Toronto, Canada, was founded in 1994 and is in the business of developing interactive multimedia for its clients' marketing and communications needs. The Company believes that consolidation is necessary for profitability in the multimedia industry as it continues to source other such companies.

The Company sustains corporate operations through loans from related parties until such time as Management can raise the funding necessary to advance its business plan. In order to effectively proceed with the operations of Cutting Edge, the Company must obtain financing and will be approaching financial institutions and attempting to secure equity financing. However, there is no guarantee that such financing will be forthcoming.

The losses of $4,399 for the three months ending September 30, 2001 were due to operating expenses including audit fees, office expenses and license fees.

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

PART II     OTHER INFORMATION

ITEM 1         Not applicable.

ITEMS 2-4:     Not applicable

ITEM 5:        Information required in lieu of Form 8-K:  None

ITEM 6:        Exhibits and Reports on 8-K:

              The following reports on Form 8-K were filed during the fiscal quarter ended September 30, 2001:

i) August 23, 2001 an 8K was filed reporting on the disposition of the Company's rights under the Manufacturing and Marketing Exclusive License Agreement dated March 15, 1997 back to the licensor. Also reported were the change of officers and directors and the letter of intent to purchase Cutting Edge Shape CD Inc.

ii) On September 19, 2001 an 8K was filed reporting on the resignation of Stephen Nemergut as Director and President of the Company.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        Dicut, Inc.




                                    /s/ Pierre Quilliam
        Dated: November 14, 2001     _______________________________________
                                    Pierre Quilliam
                                    President and Chief Executive Officer