Form 10QSB
period 2001-12-31
DICUT INC
filed 2002-02-19
CIK 1110505

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15 (d) of

Securities Exchange Act of 1934

For Period ended December 31, 2001

Commission File Number 0-30161

DICUT, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	52-2204952
(State of Incorporation)	(I.R.S. Employer Identification No.)

2150 Northwest Parkway, N.E., Marietta, Georgia 30067

(Address of Principal Executive Offices) (Zip Code)

(770) 952-2654

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date: as of February 19, 2002, the registrant had 14,640,000 shares of common stock, $0.001 par value, issued and outstanding.

DICUT, INC

FORM 10-QSB REPORT INDEX
Page No.

PART 1. FINANCIAL INFORMATION	3

Item 1. Financial Statements	3

Balance Sheet as of December 31, 2001 and March 31, 2001	3

Statement of Operations for the Three and Nine Months Ending December 31, 2001 and 2000, and for the Period May 31, 1994 (Inception) to December 31, 2001	4

Statement of Cash Flows For the Nine Months Ending December 31, 2001 and 2000 and for the Period May 31, 1994 (Inception) to December 31, 2001	5

Notes to Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation	8

PART II. OTHER INFORMATION	10

Item 1. Legal Proceedings	10

Item 2. Changes in Securities	10

Item 3. Defaults on Senior Securities	10

Item 4. Submission of Matters to a Vote of Security Holders	11

Item 5. Other Information	11

Item 6. Exhibits and Reports on Form 8-K	11

Signatures	11

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements.

DICUT, INC.

(a Development Stage Company)

Balance Sheet
	December 31, 2001	March 31, 2001
ASSETS

Current Assets
Cash and equivalents	$ -	$ 163
Short term notes receivable	32,229	-
Other current assets	68	-
Total current assets	32,297	163

Fixed assets, net	59,867	-

Total Assets	$ 92,164	$ 163

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$ 5,982	$ -
Loan from shareholder - related party	80,430	-
Total current liabilities	86,412	-

Stockholders' (Deficit)
Common stock, $0.001 par value, 20,000,000
shares authorized, 18,870,000 and 8,370,000 shares
issued and outstanding as of 12/31/01 and 3/31/01,
respectively	18,870	8,370
Additional paid-in capital	60,236	10,230
(Deficit) accumulated during development stage	(73,354)	(18,437)

Total Liabilities and Stockholders' Equity	$ 5,752	$ 163

TOTAL	$ 92,164	$ 163

The accompanying Notes are an integral part of these financial statements.

DICUT, INC.

(a Development Stage Company)

Statement of Operations

For the Three and Nine Months Ending December 31, 2001 and 2000,

and For the Period May 31, 1994 (Inception) to December 31, 2001
	Three Months Ending Dec. 31, 2001	Three Months Ending Dec. 31, 2000	None Months Ending Dec. 31, 2001	Nine Months Ending Dec. 31, 2000	May 31, 1994 (Inception) to Dec. 31, 2001

Revenue	$ -	$ -	$ -	$ -	$ -

Expenses
General and administrative	49,853	-	54,278	7,972	72,715
Depreciation	639	-	639	-	639

Total Expenses	$ 50,492	$ -	$ 54,917	$ 7,972	$ 73,354

Net (loss)	$ (50,492)	$ -	$ (54,917)	$ (7,972)	$ 73,354

Weighted number of common shares outstanding - basic and fully diluted	18,870,000	8,370,000	18,870,000	8,370,000

Net (loss) per share - basic and fully diluted	$ (0.00)	$ -	$ (0.00)	$ (0.00)

The accompanying Notes are an integral part of these financial statements.

DICUT, INC.

(a Development Stage Company)

Statement of Cash Flows

For the None Months Ending December 31, 2001 and 2000

And For the Period May 31, 1994 (Inception) to December 31, 2001
	Nine Months Ending Dec. 31, 2001	Nine Months Ending Dec. 31, 2000	May 31, 1994 (Inception) to Dec. 31, 2001

Cash Flows From Operating Activities

Net (loss)	$ (54,917)	$ (7,972)	$ (73,354)
Depreciation	639	-	639
Adjustments to reconcile net (loss) to net cash (used) by operating activities

(Increase) in other assets	(68)	-	(68)
Increase in accounts payable	5,982	-	5,982

Net cash (used) by operating activities	(48,364)	(7,972)	(66,801)

Cash Flows From Investing Activities

Short term notes receivable	(32,229)	-	(32,229)
Net cash used by investing activities	(32,229)	-	(32,229)

Cash Flows From Financing Activities

Issuance of common stock	-	-	18,600
Loan from shareholder - related party	80,430	-	80,430

Net cash provided by financing activities	80,430	-	99,030

Net (decrease) increase in cash	(163)	(7,972)	-
Cash - beginning	163	8,195	-
Cash - ending	$ -	$ 223	$ -

Supplemental disclosures
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -
Non-cash transactions
Shares issued to acquire National Data, Inc.	$ 10,500	$ -	$ 10,500

The accompanying Notes are an integral part of these financial statements.

DICUT, INC.

(a Development Stage Company)

Notes to Financial Statements

December 31, 2001

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

Note 2 - Going Concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at December 31, 2001, the Company has not recognized revenue to date and has accumulated operating losses of approximately ($73,000) since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Note 3 - Short-Term Notes Receivable

The Company advanced $31,029 to Cutting Edge, Inc., an unrelated entity. The note is due December 1, 2002, and bears interest at 8% per annum.

The Company advanced $1,200 to Rompus CD-ROM, Inc., an unrelated entity. The note is due December 1, 2002, and bears interest at 8% per annum.

Note 4 - Fixed Assets

Fixed assets are recorded at cost. Depreciation is computed using the straight line method. Estimated service lives of fixed assets range from 3 to 10 years.

The Company purchased fixed assets totaling $60,506 and recorded depreciation expense of $639 as of December 31, 2001.

Note 5 - Notes Payable

The Company was loaned $80,430 as of December 31, 2001 from Pierre Quilliam, the Company's president, director, and shareholder. The note is due December 1, 2002, and bears interest at the rate of 8% per annum.

Note 6 - Shareholders Equity

On December 12, 2001, the Company issued 10,500,000 shares of its $0.001 par value common stock to the shareholders of National Data, Inc. ("NDI") in exchange for 100% of the outstanding common stock of NDI. The acquisition was valued at the par value of the underlying shares issued, or $10,500.

Note 7 - Related Party Transactions

The Company was loaned $80,430 as of December 31, 2001 from Pierre Quilliam, the Company's president, director, and shareholder. The note is due December 1, 2002, and bears interest at the rate of 8% per annum.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Note 8 - Acquisitions

On December 12, 2001, the Company signed an agreement for the purchase of 100% of the shares of National Data, Inc. ("NDI") in exchange for 10,500,000 shares of its $0.001 par value common stock. The acquisition was valued at $60,506 based on the historical cost of the underlying fixed assets acquired in the acquisition.

Note 9 - Subsequent Events

The Company has assumed a lease for office space with future minimum annual rental payments as follows:

Year	Annual Rent
2002	$58,413
2003	60,166
2004	61,971

Total	$180,550

The Company is utilizing the services of a data center to house its central computer. A lease is being negotiated with an anticipated monthly lease payment of $4,500 for 36 months.

On January 29, 2002, the Company signed a contract for approximately $2 million to supply the NDI Smart Card Solution to a major manufacturer in the computer-based training industry.

In February 2002 the Company formally cancelled 4,230,000 shares received from the founders in August 2001 in connection with the transfer back to the founders of the rights to the Hydronic Low Pressure Heating and Air Conditioning System.

Item 2. Management's Plan of Operation.

Certain Statements in this Form 10-QSB may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performances or achievements of the Company to differ materially. Examples of forward-looking statements that involve risks and uncertainties include the Company's evaluation of the potential return on current investments as well as speculation regarding the future performance of newly appointed Board Members and Officers. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date the statement was made.

OVERVIEW

On December 12, 2001, the Company acquired 100% of the shares of National Data, Inc. ("NDI") in exchange for 10,500,000 shares of its $0.001 par value common stock. The acquisition was valued at valued at $60,506 based on the historical cost of the underlying fixed assets acquired in the acquisition. The shares of National Data were purchased from Raj Kalra.

National Data Inc., located in Marietta, Georgia, is a Disaster Recovery and Business Continuity Company. National Data's plan is to provide data services with complimentary IT auditing services that safeguards valuable business information from avoidable natural disasters such as fires, floods, hurricanes, tornadoes, etc., as well as man made disasters such as hackers, disgruntled employees, viruses, worms and acts of terrorism. National Data's IT Auditing services will assist businesses by determining the company's business exposure, developing a recovery plan and then generating appropriate security policies. The services provided by National Data will include Secure Backup, Disaster Recovery, Monitoring and Biometric vaulting. Data will be protected and stored in a highly secure data center and all services monitored and supported 24 hours a day, 7days a week in the Network Operating Center.

The Board elected to complete the acquisition of National Data after considering a number of other acquisitions because the Board determined that National Data had good potential of becoming a profitable business at a reasonable capital cost.

In order to effectively proceed with the operations of National Data, the Company must obtain financing and will be approaching financial institutions and attempting to secure equity financing. However, there is no guarantee that such financing will be forthcoming.

National Data, Inc. (NDI) was established to provide key policies, products and services relating to digital data that assure ongoing business activity without threat, disruption, or loss. Digital data is relatively fragile and without special handling, data loss poses tremendous liability issues. A key function of NDI services is to reinforce and automate existing and proven safeguards (data backup, contingency planning, locking desktops, locking doors, etc.).

NDI addresses the challenges of Business Continuity through a three faceted strategy: Logical (data) Controls, Physical (access) Controls and Procedural (policies and procedures) Controls. These services are:

    Data Services (Logical)
    Secure off-site back-ups and data storage
    Disaster Recovery Services and Products/Preconfigured Servers
    Remote 24/7 monitoring of customer enterprise-systems, network and applications
    IT Auditing Services (Procedural)
    Disaster Recovery Planning and Business Continuity Planning
    Vulnerability Assessment
    Security Policy and Documentation
    Access Control Services (Physical)
    Physical Access software tools
    Logical Access software tools
    BioMeta plug-ins to tightly integrate and ensure data continuity
    Biometric vaulting ASP delivery model for selected access control services
    Secure backup for Video Data

The Company's plan of operation for the next 12 months is to focus on the development of the business of NDI both in the form of direct sales as well as through the Value Added Reseller/Dealer network offering products and services which would compliment those of NDI.

The Company sustains corporate operations through loans from related parties until such time as Management can raise the funding necessary to advance its business plan. In order to effectively proceed with the operations of NDI, the Company must obtain financing. However, there is no guarantee that such financing will be forthcoming.

RESULTS OF OPERATIONS

Through August 2001, the Company's plan was to raise capital to fund the development of its Hydronic Low Pressure Heating and Air Conditioning System. However, the Company was unable to raise such capital, and conveyed all rights in the System to the Company's founders in August 2001, who resigned from the Company.

In December 12, 2001, the Company issued 10,500,000 shares of common stock to acquire all of the common stock of National Data, Inc. ("NDI") from Raj Kalra, the Company's current Chairman and Chief Executive Officer. NDI was formed on November 28, 2001 by Mr. Kalra for the purpose of continuing the development of the business described herein. Prior to the formation of NDI, Mr. Kalra and the other officers and employees of the Company (except for Mr. Quilliam) were employed by subsidiaries of Nexus Group International, Inc., a Canadian public company, which was engaged in the facial biometric business. The officers and employees left Nexus when Nexus decided to stop funding the operations of the subsidiaries. The Company's officers and employees believed that the future of biometrics, while exciting, needed to be developed with other security and business continuity products and services to become successful. The business plan they developed as employees of National Data Inc. encompasses, in their judgment, a well-rounded approach to Logical, Physical and Procedural security concerns and needs of the Small and medium business market.

During the three and nine months ended December 31, 2001, the Company had no revenues. During the three months ended December 31, 2001, the Company incurred general and administrative expenses of $49,853. The general and administrative expenses were primarily due to due diligence costs, mostly consisting of audit fees, in connection with the Company's pending acquisition of Cutting Edge, Inc. The Company ultimately decided not to complete the acquisition of Cutting Edge, Inc. after reviewing its audit report.

The company had net loss of ($49,853) for the quarter ended December 31, 2001 and has a cumulative loss of ($73,354) from inception to December 31, 2001. The losses were due to startup expenses including audit fees, office expenses and license fees.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2001, the Company's current assets were $92,164 and its current liabilities were $86,412, which resulted in working capital of $5,752.

The Company's working capital is currently insufficient for the Company to implement its business plan, and therefore the Company is exploring alternatives to raise capital. The Company has tentatively entered into a letter of intent for an equity line of credit, but is not able to draw on the line of credit in the immediate future. Until the Company is able to raise capital, the Company is deferring the salary of its employees.

PART II. OTHER INFORMATION.

ITEM 1. Legal Proceedings.

On November 19, 2001, a legal proceeding was commenced in United States District Court, Southern New York, against the Company and Pierre Quilliam, President of the Company by Deborah Donoghue for short swing profits allegedly realized by Mr. Quilliam. The Company has consulted with attorneys and is currently investigating such allegations.

ITEM 2. Changes in Securities and Use of Proceeds.

In December 2001, the Company issued 10,500,000 shares of common stock to Raj Kalra in consideration for the acquisition of all of the issued and outstanding common stock of National Data, Inc. The shares were issued in reliance on exemption from registration provided by Section 4(2) of the Securities Act of 1933.

In December 2001, the Company cancelled 8,000,000 shares of common stock that had been issued in escrow for the pending acquisition of Cutting Edge Shape CD Inc.

ITEM 3. Defaults Upon Senior Securities.

Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

ITEM 5. Other Information.

Not applicable.

ITEM 6. Exhibits and Reports on Form 8-K.

(a) Exhibits. None.

(b) Reports on Form 8-K.

On October 31, 2001 an 8-K was filed reporting on completion of the due diligence for the purchase Cutting Edge Shape CD Inc., subject to receipt of audited financial statements of Cutting Edge showing no material changes from the unaudited statements previously provided to the Company.

On December 27, 2001 an 8-K was filed reporting on the following: 1) the purchase of National Data Inc.; 2) the resignation of Pierre Quilliam as CEO of the Company; 3) the election of Raj Kalra to the Board of the Company and his appointment as CEO; 4) the termination of the acquisition of Cutting Edge Shape CD Inc.; 5) the termination of the acquisition of Rompus CD ROM Production Ltd. and 6) the relocation of the Company's principal executive offices to 2150 Northwest Parkway, N.E., Suite H, Marietta, GA 30067.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DICUT, INC.

Dated: February 19, 2002	/s/ Raj Kalra
By: Raj Kalra, Chief Executive Officer