Form 10QSB/A
period 2001-12-31
DICUT INC
filed 2002-05-24
CIK 1110505

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB/A

Amendment No. 1

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

DICUT, INC

FORM 10-QSB REPORT INDEX

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements.

DICUT, INC.

(a Development Stage Company)

Consolidated Balance Sheet
December 31, 2001
ASSETS

Current Assets
Cash and equivalents	$ -
Short term notes receivable	32,229
Other current assets	68
Total current assets	32,297

Fixed assets, net	59,867

Total Assets	$ 92,164

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$ 5,982
Loan from shareholder - related party	80,430
Total current liabilities	86,412

Stockholders' (Deficit)
Common stock, $0.001 par value, 20,000,000
shares authorized, 18,870,000 and 8,370,000 shares
issued and outstanding as of 12/31/01 and 3/31/01,
respectively	14,640
Additional paid-in capital	46,029
(Deficit) accumulated during development stage	(54,917)

Total Liabilities and Stockholders' Equity	$ 5,752

TOTAL	$ 92,164

The accompanying Notes are an integral part of these financial statements.

DICUT, INC.

(a Development Stage Company)

Consolidated Statement of Operations

For the Period November 28, 2001 (Inception) to December 31, 2001
November 28, 2001 (Inception) to Dec. 31, 2001

Revenue	$ -

Expenses
General and administrative	54,278
Depreciation	639

Total Expenses	$ 54,917

Net (loss)	$ 54,917

Weighted number of common shares outstanding - basic and fully diluted	14,640,000

Net (loss) per share - basic and fully diluted	$ (0.00)

The accompanying Notes are an integral part of these financial statements.

DICUT, INC.

(a Development Stage Company)

Consolidated Statement of Cash Flows

For the Period November 28, 2001 (Inception) to December 31, 2001
May 31, 1994 (Inception) to Dec. 31, 2001

Cash Flows From Operating Activities

Net (loss)	$ (54,917)
Depreciation	639
Adjustments to reconcile net (loss) to net cash (used) by operating activities
(Increase) in other current assets	(68)
Increase in accounts payable	5,982

Net cash (used) by operating activities	(48,364)

Cash Flows From Investing Activities

Short term notes receivable	(32,229)
Net cash used by investing activities	(32,229)

Cash Flows From Financing Activities

Issuance of common stock	163
Loan from shareholder - related party	80,430

Net cash provided by financing activities	80,593

Net (decrease) increase in cash	-
Cash - beginning	-
Cash - ending	$ -

Supplemental disclosures:
Interest paid	$ -
Income taxes paid	$ -
Non-cash transactions
Shares issued to acquire National Data, Inc.	$ 60,506

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

Note 2 - Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at December 31, 2001, the Company has not recognized revenue to date and has accumulated operating losses of approximately $(54,917) since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

The Company acquired fixed assets totaling $60,506 and recorded depreciation expense of $639 as of December 31, 2001.

Note 5 - Notes payable

The Company was loaned $80,430 as of December 31, 2001 from Pierre Quilliam, the Company's president, director, and shareholder. The note is due December 1, 2002, and bears interest at the rate of 8% per annum.

Note 6 - Shareholders equity

On December 12, 2001, the Company issued 10,500,000 shares of its $0.001 par value common stock to the shareholders of National Data, Inc. ("NDI") in exchange for 100% of the outstanding common stock of NDI. The acquisition was valued at $60,506, the cost of the underlying fixed assets.

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

Note 8 - Reverse acquisitions agreement with National Data, Inc. (NDI)

On December 12, 2001, the Company entered into an agreement with NDI whereby the Company acquired all of the issued and outstanding common stock of NDI in exchange for 10,500,000 voting shares of the Company's $0.001 par value common stock. The acquisition was accounted for using the purchase method of accounting as applicable to reverse acquisitions because the former stockholders of the NDI controlled the Company's common stock immediately upon conclusion of the transaction. Under reverse acquisition accounting, the post-acquisition entity was accounted for as a recapitalization of NDI. The common stock issued was recorded at $60,506, being the fair value of the Company's assets on the acquisition date.

Unaudited Pro-forma revenue, net income and income per share assuming the transaction had been completed on November 28, 2001 (date of inception of NDI) is as follows:
Nine Months ended December 31
	2001	2000
Revenue	$ -	$ -
Net income for the period	$ -	$ -
Income per share	$ 0.00	$ 0.00

The continuing company has retained March 31 as its fiscal year end.

Note 9 - Subsequent events

The Company has assumed a lease for office space with future minimum annual rental payments as follows:

Year	Annual Rent
2002	$58,413
2003	60,166
2004	61,971
Total	$180,550

The Company is utilizing the services of a data center to house its central computer. A lease is being negotiated with an anticipated monthly lease payment of $4,500 for 36 months.

On January 29, 2002, the Company signed a contract for approximately $2 million to supply the NDI Smart Card Solution to a major manufacturer in the computer-based training industry.

On February 21, 2002, the Company signed a Purchase Agreement to acquire 100% of the shares of DataAssure Systems, Inc. in exchange for 1,500,000 shares of the Company's $0.001 par value common stock. Pursuant to the Agreement, the Company has also agreed to repay $85,000 in loans made to DataAssure by DataAssure shareholders.

The Company has identified alleged short swing profits under Section 16(b) of the Securities Exchange Act of 1934 incurred by Pierre Quilliam, the Company's president, with respect to purchases and sales of the Company's securities in the period from August 2001 to March 2002. Mr. Quilliam has agreed to repay any short swing profits by offsetting personal loans made to the Company and accrued salary owed pursuant to his employment agreement.

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2001, the Company's current assets were $92,164 and its current liabilities were $86,412, which resulted in working capital of $5,752. Among the current assets are two notes aggregating $32,229 issued by unrelated parties. The amounts due under the notes represent amounts advanced by the Company to the obligors to pay audit and other costs incurred in connection with a potential purchase of the obligors. In both cases, the Company determined after due diligence not to complete the acquisitions, and the obligors agreed to repay the funds advanced by the Company on the terms set forth in the notes. Substantially all of the current liabilities represent loans by officers and directors to the Company.

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

DICUT, INC.

Dated: May 16, 2002	/s/ Raj Kalra
By: Raj Kalra, Chief Executive Officer