Form 10KSB
period 2002-03-31
DICUT INC
filed 2002-07-16
CIK 1110505

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

               Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the year ended March 31, 2002

                         Commission File Number 0-30161

                                   DICUT, INC.
                 (Name of Small Business Issuer in Its Charter)



                   Delaware                                52-2204952
       (State or Other Jurisdiction of                  (I.R.S. Employer
        Incorporation or Organization)                Identification No.)

   2150 Northwest Parkway SE, Suite H, Marietta, GA              30067
       (Address of principal Executive Offices)                (Zip Code)

                                 (770) 954-2654
                           (Issuer's Telephone Number)


          Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock -- .001 Par Value

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

    Yes    [X]     No  [   ]


The issuer had $228,002 in revenues for the year ended March 31, 2002.

As of March 31, 2001, the registrant had 17,696,192 shares of common stock, $.001 par value, issued and outstanding.

                               TABLE OF CONTENTS

                                     PART I

ITEM 1      DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT .....................................................    3

BUSINESS OF ISSUER........................................................    4

COMPETITION...............................................................   11

TECHNOLOGY................................................................   12

MARKETING STRATEGY........................................................   12

RISK FACTORS APPLICABLE TO BUSINESS OF NATIONAL DATA, INC.................   13

ITEM 2      DESCRIPTION OF PROPERTY ....................................   17

ITEM 3      LEGAL PROCEEDINGS ..........................................   17

ITEM 4      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ........   17

                                     PART II

ITEM 5      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS...   18.

ITEM 6      MANAGEMENT'S DISCUSSION AND ANALYSIS .......................   18

RESULTS OF OPERATIONS ..................................................   20

ITEM 7     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................   F-1
                                                                        through
                                                                          F-14
ITEM 8  CHANGES IN AND DISAGREEMENTS WITH
        ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE..............   21

PART III................................................................   22

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
       CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
       OF THE EXCHANGE ACT..............................................   23

ITEM 10. EXECUTIVE COMPENSATION.........................................   24

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..  25

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...........................  25

ITEM 13 EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
        AND REPORTS ON FORM 8-K..........................................  26


SIGNATURES

                                     PART I

ITEM 1      DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT


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

On December 12, 2001, the Company purchased 100% of the shares of National Data Inc. in exchange for 10,500,000 restricted shares of the Company. The shares of National Data were purchased from Raj Kalra.

On February 21, 2002, (the Company signed a Purchase Agreement to acquire 100% of the shares of DataAssure Systems Inc. ("DataAssure") in exchange for 1,500,000 shares of the Company's common stock issuable to four founding shareholders thereof. In addition, the Company agreed to repay loans made to DataAssure by its shareholders in the amount of $85,000 on the terms set forth in the Purchase Agreement. In addition, the former President of DataAssure, Jeffrey Brathall, entered into an Employment Agreement with the Company's wholly owned subsidiary, National Data Inc., as the Director of Sales.

On April 5, 2002, the Company signed a Management and Option to Purchase Agreement with Expidant Inc. The Agreement provides for the Company being retained as General Manager of Expidant for a period of 51 months with the option to purchase the assets of Expidant at any time during this period. The Company does not plan to exercise the option until the Company is satisfied that it can provide audited financial statements for Expidant, Inc. for the periods required by regulations of the Securities and Exchange Commission.

There have been no bankruptcy, receivership or similar proceedings.

BUSINESS OF ISSUER

On December 12, 2001, the Company signed an agreement for the purchase 100% of the shares of National Data Inc. in exchange for 10,500,000 restricted shares of the Company. The number of shares issued to acquire National Data were consideration was based on a value of $0.085 per share for a value which was confirmed in an independent third party business valuation prepared with respect to National Data. The shares of National Data were purchased from Raj Kalra.

National Data Inc., located in Marietta, Georgia, is a Disaster Recovery and Business Continuity Company. National Data's plan is to provide data services with complimentary IT auditing services that safeguards valuable business information from avoidable natural disasters such as fires, floods, hurricanes, tornadoes, etc., as well as man made disasters such as hackers, disgruntled employees, viruses, worms and acts of terrorism. National Data's IT Auditing services will assist businesses by determining the company's business exposure, developing a recovery plan and then generating appropriate security policies. The services provided by National Data will include Secure Backup, Disaster Recovery, Monitoring and Biometric vaulting. Data will be protected and stored in a highly secure data center and all services monitored and supported 24/7 in the Network Operating Center.

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

NDI addresses the challenges of Business Continuity through a three faceted strategy: Logical (data) Controls, Physical (access) Controls and Procedural (policies and procedures) Controls. These services are:

         1. Data Services (Logical)

          o    Secure off-site back-ups and data storage
          o    Disaster Recovery Services and Products/Preconfigured Servers
          o Remote 24/7 monitoring of customer enterprise-systems, network and applications

         2. IT Auditing Services (Procedural)

          o    Disaster Recovery Planning and Business Continuity Planning
          o    Vulnerability Assessment
          o    Security Policy and Documentation


         3. Access Control Services (Physical)

          o    Physical Access software tools
          o    Logical Access software tools
          o    BioMeta plug-ins to tightly integrate and ensure data continuity
          o Biometric vaulting ASP delivery model for selected access control services
          o    Secure backup for Video Data

DATA SERVICES

SECURE BACKUP

NDI Secure Backup is an offsite backup and retrieval service offered by the Company to the SMB market.

While data loss is most commonly associated with hardware failure, data loss often occurs due to other factors. For example, data loss could be user-initiated, such as lost (can't find it), stolen, or unavailable (can't get to it; on another users system or another office). One of the fastest growing causes of data loss is malicious activity, either through disgruntled employees, a hacker, or an inconspicuous infected email. Once in the network, activity can range from benign web page modification to serious data deletion, theft, and widespread viral activity. The impact of a virus has evolved considerably, as what was once a curious or minor irritation now can cause massive and expensive recovery costs.

No matter what the cause, lost data can create real consequences due to lost revenue, liability expenses, lost productivity and recovery expenses. The key to marketing this product is to educate target companies that the cost of this service (prevention cost) is always lower than consequence cost.

Secure offsite backups are a relatively new service in the SMB marketplace. Most backup policies are managed within the company. Based on conversations with Value Added Resellers (VARs), this process has several notable shortcomings:

     o Many companies do not enforce how specific files are named and stored on the server or desktop, thereby creating file retrieval problems. The file is backed up, but unable to be found through a logical search.
     o Many companies do not backup, and utilize the main server as their only safeguard against lost data.
     o Most backups are not consistently performed. This is the most common problem.
     o Most companies do not create and follow a tape management policy utilizing offsite tape storage, scheduling, and restoration procedures.

NDI Secure Backup is an off-line service that is designed to provide lower start up and monthly support charges over the traditional on-line, or "always-on", service. A standard phone line is the minimum requirement for performing nightly backups.

NDI Secure Backup first stores an exact copy of customer-defined files in an off-site secure area. Before files are transmitted for storage, the files are decontaminated of viruses and other destructive elements. This decontamination is preformed nightly to eliminate the risk of viruses in stored data. After performing a complete backup, NDI Secure Backup searches out and backs up nightly only the changes in files that occurred that day. The incremental file change is encrypted and compressed before being sent to NDI. This important feature, called fractional backup, reduces backup time, network charges and overall backup storage cost. The service supports all servers and desktops running on Windows NT/2000 and UNIX. A request for a file restore is made through a secure web interface by the customer on the Company's NDI rePortal. Upon customer request, the Company's server delivers the base file and the required patches in their original encrypted format. The file is rebuilt, to the requested restore date, on the client PC.

Additionally, NDI Secure Backup utilizes several technologies to provide 24 hour security of customer data stored at NDI Data Centers. All network traffic entering the storage facility will be subject to traffic and content monitoring through real-time firewall and virus filtering. To assure a secure connection, encryption and VPN tunneling will control network connectivity between NDI and the customer.

Monthly recurring revenues are provided in this program based on the amount of storage maintained for the customer by NDI.

DISASTER RECOVERY

A catastrophic event where all customer data is lost through acts of nature, flooding, fire, theft, or malicious activity requires additional contingency plans over and above simple file restores. Even if the customer was diligent in backing up, restores can take up to a week or more. During that time, the customer is unable to access or create data.

The most common solution on the market today is referred to as a "hot site", where the customer's identical hardware is placed in storage and put into commission during an emergency. In many cases, customers can be up and running in specially designed facilities in a matter of hours. Hot site recovery is very complex, and requires mandatory testing. In testing, the customer will actually travel to the facility and perform a mock disaster once a year to ensure that a rapid recovery can be achieved. Hot site options are very expensive, and not feasible for most SMB companies targeted by the Company. The Company believes that there is pent-up demand for a cost-effective solution to shorten recovery times.

A targeted SMB company is one that would experience substantial losses due to a catastrophe. Examples would be manufacturers with high inventory turnovers, legal and medical offices and local government offices.

NDI's Disaster Recovery program is designed to provide a low-cost alternative to traditional and higher priced Disaster Recovery services. NDI Disaster Recovery complements the existing NDI Secure Backup service and provides the customer a variety of rapid and large-scale data recovery options based on level of disaster and cost. For simple limited data loss, NDI Secure Backup already provides basic data recovery through bulk or file-specific downloads requested through the rePortal. However, in catastrophic events such as natural disaster, hardware theft, or accidents, NDI provides service recovery options such as:

     o Downloading lost data onto a CD or tape and courier or overnight it to a site requested by the customer or VAR.
     o Disaster Planning and Testing. A site-specific disaster policy is created with scheduled testing.
     o Hot site availability through a provisioned preconfigured server. A hot site is an identically matched server that, in the event of a customer declared disaster, allows business continuation in a few hours.

These options could be cost-justified in the SMB marketplace. Providing a simple contingency plan specific to the customer's identified recovery environment is standard on all options. The most comprehensive is a high availability mirrored configuration. This option consists of a full copy of the customer's most critical hardware and software in a secured area. The mirrored hardware duplicates all work done on the customer's primary hardware in real-time. When a disaster occurs, the mirrored hardware immediately takes over with no interruption. By placing the hardware within colocation partner facilities, a robust and diverse network connection is assured.

Another option is called "warm site", where identical hardware is made available when a disaster is declared, and can be up and running in less than two days. By integrating Disaster Recovery services within inexpensively configured servers, mirrored and warm site services can be offered to the SMB sector at reduced price points.

Monthly recurring revenues are provided in this program based on the customer-requested recovery option.

REMOTE MONITORING

NDI Remote Monitoring is a service designed to provide remote monitoring of a customer's hardware, and in certain cases some applications such as databases.

Remote monitoring is a very popular tool for large companies because it shortens repair times on important mission-critical systems. Hardware failures on these systems are very painful, because interruption in processing could mean delays in order processing, financial accounting updates, and payroll. However, there are no major companies providing cost-effective monitoring in the SMB sector. There are three main reasons - the cost is difficult sell as a stand-alone service, the software cost is too high for the SMB, and the marketplace is too diffuse.

NDI Remote Monitoring is designed to be an additional service that can be offered by VARs who provide hardware and system repair services for their customers. Currently, very few VARs provide comprehensive remote monitoring to their customers because of the prohibitive cost of setting up and staffing a 24/7 Network Operations Center to monitor their customer hardware.

NDI Remote Monitoring provides basic health status of hardware connected anywhere in the customer's network. Most network-attached computers and hardware have the ability to "talk" to specially designed software programs called agents. These agents simply check the status of a hardware device such as up/down, on/off, critical activity, no activity, etc. By adding "intelligence" to the agents such as "If the unit is off, then alarm" allows the ability of millions of software agents to quietly go about their business without supervision. Only when the "alarm" occurs is supervision required. Live operators collect messages generated by the hardware and software, and immediately respond to any suspicious activity. These suspicious activity messages are called alerts. Upon receipt of an alert, the NDI Network Operations Center dispatches the alert to its VAR partner for resolution. In addition, the status of a customer's systems is available on the Company's rePortal website. The rePortal provides real-time updates on customer criticality that reduces support cost through improved dispatch logistics, shortened service calls and reduced waste calls.

Rather than develop a customized software package for its Remote Monitoring service, the Company is using a modified monitoring package manufactured by Ipswitch. The Company believes that Ipswitch Gold provides the same rich monitoring and reporting as the most popular products manufactured by IBM (Tivoli), HP (OpenView) and CA (UniCenter), but at a fraction of the cost.

Monthly recurring revenues are provided in this program based on the number of servers monitored by NDI.

IT AUDITING SERVICES

The Company's IT Auditing Services are a comprehensive set of professional services that are both complimentary to our core product offerings and effective as stand alone solutions. These services include:

DISASTER RECOVERY AND BUSINESS CONTINUITY PLANNING -- NDI develops a plan and documentation describing the backup and restore, system fail-over, incident response, and emergency policies and procedures for a customer to follow in the event of a disaster. A Business Continuity Plan will outline the procedures that allow our clients to maintain a minimum level of business operations in order to fulfill mission-critical operating requirements. In addition, a Disaster Recovery Plan will enable the client to restore data and systems and return business functionality to its original state.

VULNERABILITY ASSESSMENTS -- NDI tests customer's computer systems for known flaws and vulnerabilities that can leave them susceptible to malicious attacks or data loss. NDI then documents the underlying causes and changes required to mitigate the risks.

SECURITY POLICY DEVELOPMENT AND DOCUMENTATION -- NDI develops a comprehensive set of documentation describing the technical and managerial policies and procedures for a customers' information systems. This documentation is essential in developing or managing any information security or privacy program, and helps to protect customers from many high-level risks.

NDI's services are delivered either remotely or locally at the customer's site. The remote vulnerability tests are designed to check specific firewall vulnerabilities, security vulnerabilities in our client's public server's offered services, and the installed router's access filter configuration, where NDI check TCP, UDP, and ICMP protocol responses from the Internet. Our testing also checks for vulnerabilities in a customer's underlying operating environment. NDI provides a detailed report identifying the detected vulnerabilities and recommending corrective actions.

NDI's fixed-price Internet Security Vulnerability Testing fee is based on the number of IP addresses to be tested and the frequency of the tests (one-time, monthly, bi-monthly, quarterly, semi-annually, etc). NDI's fixed-price services for periodic testing are based on a minimum one-year contract, with invoicing on a per-test basis. For on-site testing, travel-related and other direct charges (as applicable) will be invoiced in addition to the fixed-price service fee.

PHYSICAL ACCESS CONTROL SERVICES

NDI BIOMETRIC (NDI BIO) PRODUCTS

NDI also offers services designed to control physical access to doorways, computers, and other access devices. Most comprehensive security tools suffer from the inability to absolutely ensure that access is being granted accurately and legitimately. NDI is a distributor of Face, Finger, Voice and Hand Biometrics' products, which provide a practical, efficient, and cost-effective means of applying layered recognition biometrics within enterprises of any size. NDI Bio cost-effectively resolves the shortcomings seen with most access security tools such as malicious use of lost or stolen access cards, pins and passwords.

The security industry has rapidly developed and matured in recent years. Faulkner and Gray (a leading trade magazine covering financial services, payment systems, and healthcare information technology) - reports that user authentication device market, comprised of hardware tokens, software tokens and biometrics, generated revenues of over $200 million in 1999, and should grow to nearly $1 billion in annual sales by 2001, and $2.6 billion by 2006. In the Company's judgment, the declining cost of biometric solutions is eliminating a critical barrier to market penetration, fostering a broad market acceptance and growth potential.

The Company is negotiating distributorship agreements with several leading hand, facial, smart card and voice recognition companies. These negotiations are expected to be finalized by the end of March 2002 and will allow the Company to offer a suite of biometric products to its existing and future client base.

BIOMETRIC VAULTING ASP

Biometrics replace passwords with a simple authentication process, allowing users to identify themselves to the network with a physical characteristic, such as their fingerprint, voice pattern, iris, or by their face. Because biometrics are nature's definitive security system, they are difficult to compromise and impossible to forget.

The Company believes that many companies lack the expertise, time and manpower to improve authentication security and are looking for outsourcing solutions. Biometric Vaulting ASP is the process of providing biometrics as a service that is delivered to customers over the Internet. The Company's Biometric Vaulting ASP can support any viable biometric with biometric capture done on sensors accessible to the Internet - e.g., a camera or finger scanner attached to a computer on the Net. Client software captures the biometric data and converts it either locally or centrally into biometric templates that are stored in databases managed at our Network Operation Center for future authentication of identity. An end-user is authenticated by matching the live biometric template submitted through the Internet to that stored in the database at the NDI data center.

The benefits and cost savings of using an ASP for biometrics can vary dramatically with the application, but they are similar to any outsourcing and would come from streamlined application, quicker deployment time, and enhanced networkability. This eliminates the costly, time-consuming process of system wide maintenance, upgrades and support. NDI will ensure that all software and data are kept up to date.

Additionally, some companies do not want to store on an internal network an active image of an employee's biometric for privacy and fear of theft. Sweeping the network of confidential images nightly provides companies the assurance that highly private information is not only secure, but immediately available in case of a declared need.

The NDI Biometric Vaulting ASP services are provided as both a stand-alone, fully outsourced solution and as supplemental storage solution for biometric data. The outsourced solution provides everything a client would need to incorporate biometrics into their existing infrastructure. NDI will securely host the clients' biometric data for use both as an on-line authentication system and as a disaster recovery system should the clients primary authentication system go down. NDI uses digital certificates and public key infrastructure (PKI) to secure its transactions. NDI 's 24/7 service is designed to be reliable, with secure, redundant, mirrored servers. Performance upgrades are automatic and is scaleable to any number of users.

NDI will either charge a monthly subscription fee or a bandwidth utilization charge for hosting of "vaulted biometric data".

MARKET ANALYSIS

DATA SERVICES

The target market is the immense Small and Medium Business (SMB) sector occupied by companies with revenues of $20 million or less. According to International Data Corporation, the SMB market is the largest growing business sector in the United States, representing 7.4 million small and medium businesses in 1998. In 2003, SMB is expected to spend $57 billion for technology, with 79% having Internet access.

As a group, SMB businesses are generally late-adopters in acquiring technology and services due to the large purchase and daily support costs of many current solutions. Even though there is ample evidence that technology provides strong business benefits such as higher productivity, reduced transaction costs, and increased sales generation, it is also a business sector with relatively limited resources. For example, many SMB businesses cannot justify a dedicated employee to manage IT functions. With NDI Services providing the capital cost and the clients not required to add IT personnel, this makes the decision easier to purchase the Company's services.

The established and accepted IT provider to the SMB customer is a broad service group dominated by the Value Added Reseller, or VAR, that provides hardware, software and support, typically on an as-needed basis. The Company believes that there are, depending on specialty, over 7,000 VARs that could become NDI partners.

PHYSICAL ACCESS CONTROL SERVICES

NDI's primary market includes millions of businesses and end users who are involved in security transactions. The established and accepted provider to these customers is a model that closely resembles the VAR distribution channel discussed above. This distribution channel called the Dealer Channel has the identical pent-up demand for private branding services and breakaway physical access control products.

The primary products this channel will be interested in will be the NDI products and Biometric Vaulting. Currently, each sales channel (VAR and Dealer) has been selling to different departments and decision-makers (IT Department and Security Department, respectively) within the same company with little sales overlap. However, NDI anticipates that over time companies will consolidate such functions as they try to develop a single security solution.

DISTRIBUTION

The NDI target market of SMB customers is being serviced by the VAR/Dealer, that provides technical services, hardware and software on an as-needed basis. Over time, the VAR/Dealers have built a close working relation with the SMB customer and are relied upon and trusted to provide services. This provides NDI with easy access to the SMB market place without the expense and investment of large sale force combined with a lengthened sales cycle.

The target partner for NDI will be the smaller regional and local VAR/Dealer service provider. These organizations typically have approximately 5-20 field technical engineers and have annual revenues of $5 million to $20 million. Most VAR/Dealers have an average business customer account base of 100. There are over 7,000 VARs in the US. Business customers have come to trust and rely upon the VAR/Dealer for their IT services.

The current business environment finds the VAR/Dealer actively searching for additional sources of sales to their existing customer base to offset declining margins on hardware and software. In addition, many of the VAR's suppliers of hardware and software have began programs of direct selling to the end users and bypassing the traditional sales channel of the VARs. The Company's suite of products and services can be branded to the VAR/Dealer and compliment the products and services that they already offer. The VAR/Dealer customer will be more likely to accept the services because they know and trust their vendor. The VAR/Dealers do not currently offer data products similar to NDI Services and do not have the personnel or financial resources to create them. The Company and the VAR/Dealer will share revenues from each product or service pursuant to a VAR/Dealer distributor arrangement.

To access the relatively large VAR/Dealer channel, NDI has developed a channel strategy. All sales and marketing efforts will flow through a hierarchical channel headed by senior companies whose primary function has been to sell to VAR/Dealers. For a percentage of sales generated through their network, this group will market the services to a broad sales group, the VAR/Dealer network. The Company anticipates that there will be minimal channel conflict between inside sales and the VAR/Dealer Network due to the tendency of inside sales to concentrate on larger accounts. Any channel conflicts that arise will be handled on a case-by-case basis by both parties.

COMPETITION

There are no clear direct competitors that concentrate in the SMB space utilizing the private branding model. However, there are competitors that do offer limited portions of the products and services offered by NDI to directly to the SMB or to VARs servicing the SMB market.

1. BACKUP - EMC, CTI, Live Vault and 77Degrees are a few providers of primary and backup storage.

2. DISASTER RECOVERY - All of the major players (SunGuard, IBM, Comdisco) concentrate on large enterprises, and do not are actively pursuing the SMB marketplace because of the reduced cost benefit in small accounts.

3. MONITORING - There are several large companies (HP, CA, and IBM) that provide dedicated monitoring services within the SMB marketplace. In addition, there are some companies that provide monitoring services bundled within their primary services (Broadwing, WorldCom).

4. BIOMETRIC VAULTING AND NETWORK AUTHENTICATION - This is an emerging field with only one other known competitor, Verisign, which only offers offsite storage and not network authentication.

5. IT AUDITING SERVICES - This field has largely has been limited to the Big Six Consulting Companies, IBM, Qualys, and ISS. These companies have focused on large enterprise customers. To the Company's knowledge, no one has focused on servicing the SMB market place.

6. NDI BIO PRODUCTS - Most of the providers of biometrics products partner with large enterprise or government-based integrators such as EDS or Accenture.

TECHNOLOGY

NDI has created an automated Web-based business tool named " REPORTAL" to manage NDI's business. The rePortal is the enabling technology necessary to accomplish and maintain our sales distribution strategy. The PRM modules will provide end-to-end support of the sales process between NDI and its partners. The rePortal provides all needed sales and administrative services: customer sign-up, brochure ordering, account management, invoicing, order tracking, account history, etc. The rePortal will be provided free of charge to the VAR/Dealers and their customers. By utilizing common communication tools such as web access, email, wireless devices and pagers, information is easily and broadly accessible to all members in the chain. The rePortal will save accounting and administrative time and money. In addition, this will enable NDI to manage our business, our relationship with the VAR/Dealers and their customers in an efficient and effective manner.

MARKETING STRATEGY

The keys to success for NDI are:

     o NDI Services will recruit high-quality VAR/Dealer partners because of their ability to increase sales to existing customers without capital investment. Clearly defined branding services to our VAR/Dealer Partners combined with the monitoring and customer support of the Company's Network Operating Center will enhance the VAR/Dealers' ability to service their customers' needs.
     o NDI has created a sales support and automation tool, the REPORTAL , to manage our business, the VAR/Dealer network and their customers. This will dramatically reduce administrative time and expense and be utilized as a customer support tool.
     o NDI Services will be one of the few companies in the market place offering Biometric Vaulting, with the ability to provide remote network biometrics authentication.

NDI will adopt a focused market strategy:

     o Provide a branded front-end to the NDI rePortal that VAR partners can use for business development and support. o Focus on the IT Auditing Services as a point of introduction in larger enterprise businesses o Revenue guarantees by each VAR/Dealer partner.
     o Marketing will be provided through establishing Super-VARs, focused trade membership, regional direct sales support of their respective VAR/Dealer partners, and telemarketing programs.
     o Invoicing will be done through the rePortal to manage cash flow. o Starting in Atlanta, rollout cities once path to profitability is achieved o Peruse new opportunities in the Biometric vaulting and Network Authentication.

PHYSICAL LOCATIONS

NDI's sales and operations office is based in Marietta, Georgia. The NDI Network Operations Center (NOC) provides live 24/7 monitoring of customer hardware and software. The NOC is protected with redundant security, power, air and communications support. A separate data center is located at AmQUEST, Inc. an Atlanta-based enterprise colocation provider. An additional partnership with several other colocation partners provides NDI the opportunity to locate data centers in over 50 cities.

Additional space and infrastructure is available in over fifty cities through a partnering relationship with Level3 Communications that allows NDI to develop Data Centers in remote cities and monitor these centrally with its NOC. The company believes the arrangement will enable the Company to grow cost effectively and quickly into new markets.

           RISK FACTORS APPLICABLE TO BUSINESS OF NATIONAL DATA, INC.

LIMITED FORMAL FEASIBILITY AND MARKET STUDY

The Company has collected data and statistics concerning the potential market for its products and services, and the costs of marketing and providing the same. In doing so, it has relied upon the judgment and conclusions of the members of management, based on their respective knowledge and experiences, if any. There has been no formal marketing study to conclude that there is any guaranteed demand for the Company's products and services.

UNPREDICTABILITY OF FUTURE REVENUES; POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

As a result of the Company's limited operating history and the emerging nature of the markets in which it competes, the Company is unable to accurately forecast its revenues. The Company's current and future expense levels are based largely on its investment plans and estimates of future revenues. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues in relation to the Company's planned expenditures could have an immediate adverse effect on the Company's business, prospects, financial condition and results of operations. Further, as a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing, service or marketing decisions that could have a material adverse effect on its business, prospects, financial condition and results of operations.

The Company may experience significant fluctuations in its future quarterly operating results due to a variety of factors, many of which are outside the Company's control. Factors that may adversely affect the Company's quarterly operating results include: (i) the Company's ability to obtain and retain customers, attract new customers at a steady rate and maintain customer satisfaction with the Company's products and services, (ii) the announcement or introduction of new services and products by the Company and its competitors,
(iii) price competition, (iv) the level of use and consumer acceptance of the Company's products and services, (v) the Company's ability to upgrade and develop its systems and infrastructure and attract new personnel in a timely and effective manner, (vi) technical difficulties, (vii) the amount and timing of operating costs and capital expenditures relating to expansion of the Company's business, operations and infrastructure, (viii) delays in revenue recognition at the end of a fiscal period as a result of logistical problems, (ix) governmental regulations, and (x) general economic conditions.

LIMITED SENIOR MANAGEMENT PERSONNEL; MANAGEMENT OF POTENTIAL GROWTH; NEW MANAGEMENT TEAM

The Company plans to expand its operations, and anticipates that further expansion will be required to address potential growth in its customer base and market opportunities. This expansion is expected to place a strain on the Company's management, operations and financial resources.

To manage the expected growth of its operations and personnel, the Company will be required to improve existing, and implement new, transaction-processing, operational and financial systems, procedures and controls, and to expand, train and manage a growing employee base. The Company may also be required to expand its finance, administrative and operations staff.

There can be no assurance that the Company's current and planned personnel, systems, procedures and controls will be adequate to support the Company's future operations, that management will be able to hire, train, retrain, motivate and manage required personnel or that the Company's management will be able to successfully identify, manage and exploit existing and potential market opportunities. If the Company were unable to manage growth effectively, its business, prospects, financial condition and results and operations would be materially adversely affected.

NEED FOR FUTURE FINANCING; LONG-TERM VIABILITY OF COMPANY

The Company's future capital requirements will depend on many factors including the cost of research and development, the cost of marketing its products and services, the market acceptance of the Company's products and services, and competing technological and market developments. At present, the Company does not have sufficient capital to implement its business plan. Unforeseen events may require the Company to raise additional funds, and there can be no assurance that additional financing will be available on acceptable terms, or at all. If the Company is required to sell equity to raise additional funds, there is no assurance that additional equity can be obtained on terms favorable to existing shareholders, with the result that existing shareholders may incur substantial dilution. Insufficient funds may require the Company to delay, scale back or eliminate some or all of its activities or to obtain additional funding.

DEPENDENCE ON MANAGEMENT

The Company's performance is substantially dependent on the continued services and on the performance of its senior management and other key personnel. The Company's performance also depends on the Company's ability to retain and motivate its other officers and key employees. The loss of the services of any of its executive officers or other key employees could have a material adverse effect on the Company's business, prospects, financial condition and results of operations. The Company's future success depends on its ability to identify, attract, hire, train, retrain and motivate other highly skilled technical, managerial, editorial, merchandising, marketing and customer service personnel. Competition for such personnel is intense and there can be no assurance that the Company will be able to successfully attract, assimilate and retain sufficiently qualified personnel. The failure to retain and attract the necessary technical, managerial, merchandising, marketing and customer service personnel could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

The Company's success is dependent on the services of its principle officers and employees: Raj Kalra, Pierre Quilliam, Kerry Moody, Don Yochum, Sam Galbraith and A.J. Galiano. The loss of any officer or director could have a material adverse effect on the Company's business or results of operations. The Company does not maintain "key-man" life insurance policies on the lives of its officers to compensate the Company in the event of their deaths. The Company has no employment or non-compete agreements with any other of its key employees or officers other than Messrs. Kalra or Quilliam. See "Management"

Investors will have no voice in the management of the Company, including decisions regarding the operations and marketing of the Company, any future expansion of the Company, and the selection of additional lines of business to enter. No person should purchase any of the securities offered hereby unless that person is willing to entrust all investment and operational decisions to management.

INTELLECTUAL PROPERTY PROTECTION

The Company believes that its trade names and domain names will have significant value and will be important to the marketing of its services and products. It is possible that competitors of the Company or others will adopt product or service names similar to the Company's, thereby impeding the Company's ability to build brand identity and possibly leading to customer confusion. Litigation may be necessary in the future to enforce the Company's intellectual property rights, to protect the Company's trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources, either of which could have a material adverse effect on the Company's business, financial condition, or operating results.

PRODUCT DEVELOPMENT RISKS

The process of developing products and services, such as those offered by the Company, is extremely complex, and it is highly likely that the Company will experience delays in developing and introducing new products and services in the future. If the Company was unable to develop and introduce new products, services or enhancements to existing products and services in a timely manner, in response to changing market conditions or customer requirements, the Company's business, operating results and financial conditions could be materially adversely affected. Also, announcements of currently planned or other new products and services may cause consumers to delay their purchase decisions in anticipation of such products and services, which could have a material adverse effect on the Company's business, operating results and financial condition, especially if the introduction of such products and services is delayed.

UNCERTAINTY OF PROTECTION OF PROPRIETARY RIGHTS

The Company currently plans to rely upon a combination of trade secret protection, invention assignments, non-disclosure agreements and licensing arrangements to establish and protect its proprietary rights. Despite the Company's efforts to safeguard and maintain its proprietary rights, there can be no assurance that the Company will be successful in doing so or that the Company's competitors will not independently develop software systems and related applications that are substantially equivalent or superior to the Company's.

The Company also relies on trade secrets and proprietary know-how, which it seeks to protect by confidentiality and non-disclosure agreements with its employees, consultants, and third parties. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach, or that the Company's trade secrets and proprietary know-how will not otherwise become known or be discovered by competitors.

FLAWS AND DEFECTS IN PRODUCTS AND SERVICES

Complex products and services as those offered by the Company may contain undetected flaws or defects when first introduced or as new versions are released. Any inaccuracy or defects may result in adverse products and service reviews and a loss or delay in market acceptance, as well as claims against the Company for any damages resulting from the product defect. There can be no assurance that flaws or defects will not be found in the Company's products and services. Flaws and defects, if found, would have a material adverse effect upon the Company's business operations and financial condition.

DIVIDENDS

The Company has not paid any dividends or made distributions to its investors and is not likely to do so in the foreseeable future. The Company presently intends to retain earnings for use in its business. Additionally, the Company may fund a portion of its future expansion through debt financing, and a condition of such financing may prohibit the payment of dividends while the debt is outstanding. Therefore, investors should purchase Common Stock with the understanding that Management's goal is to build value by increasing the size of the business and not by paying dividends.

REPORTS TO SECURITY HOLDERS

The Company files annual and quarterly reports with the Securities and Exchange Commission ("SEC"). The public may read and copy any materials filed by the Company with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company is an electronic filer and the SEC maintains an Internet site that contains reports, proxy and information statements regarding issuers that file electronically with the SEC which may be viewed at http://www.sec.gov.

ITEM 2      DESCRIPTION OF PROPERTY


The Company is leasing its offices located at 2150 Northwest Parkway SE, Suite H, Marietta, Georgia, 30067, at a rate of $5,260 per month for a term of one year commencing January 1, 2002 and terminating December 31, 2002.

ITEM 3      LEGAL PROCEEDINGS

     On November 19, 2001, a legal proceeding was commenced in United States District Court, Southern New York, against the Company and Pierre Quilliam, President of the Company by Deborah Donoghue for short swing profits allegedly realized by Mr. Quilliam. The Company's attorneys are responding to the allegations.


ITEM 4      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year ended March 31, 2001, there were no submissions of matters to a vote of security holders.

                                     PART II

ITEM 5      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

The Company's common stock is registered with the United States Securities and Exchange Commission under section 12(g) of the Securities Exchange Act of 1934. The Company's stock has been traded on the OTC Bulletin Board under the symbol "DCUT" since August 2001. The following table summarizes the low and high prices for the company's common stock for each of the calendar quarters for the fiscal year ended December 31, 2001.

                                      2001

                                  HIGH     LOW

First Quarter                      --       --
Second Quarter                     --       --
Third Quarter                     3.01     0.45
Fourth Quarter                    0.60     0.15
                                  2002

First Quarter                     0.31     0.09

The high and low quotes on the Company's common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. There were 57 shareholders holders of record of the common stock as of March 31, 2002. This number does not include an indeterminate number of shareholders whose shares are held by brokers in "street name." The Company has not declared any cash dividends on its Common Stock during its fiscal years ended on March 31, 2001 or 2002. The Board of Directors of the Company has made no determination to date to declare cash dividends during the foreseeable future.

ITEM 6      MANAGEMENT'S DISCUSSION AND ANALYSIS

     Certain Statements in this Form 10-KSB may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performances or achievements of the Company to differ materially. Examples of forward-looking statements that involve risks and uncertainties include the Company's evaluation of the potential return on current investments as well as speculation regarding the future performance of newly appointed Board Members and Officers. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date the statement was made.

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

           NDI addresses the challenges of Business Continuity through a three faceted strategy: Logical (data) Controls, Physical (access) Controls and Procedural (policies and procedures) Controls. These services are:

1. Data Services (Logical)

     o    Secure off-site back-ups and data storage
     o    Disaster Recovery Services and Products/Preconfigured Servers
     o Remote 24/7 monitoring of customer enterprise-systems, network and applications

2. IT Auditing Services (Procedural)

     o    Disaster Recovery Planning and Business Continuity Planning
     o    Vulnerability Assessment
     o    Security Policy and Documentation

3. Access Control Services (Physical)

     o    Physical Access software tools
     o    Logical Access software tools
     o    BioMeta plug-ins to tightly integrate and ensure data continuity
     o Biometric vaulting ASP delivery model for selected access control services
     o    Secure backup for Video Data

The Company's plan of operation for the next 12 months is to focus on the development of the business of NDI and DataAssure both in the form of direct sales as well as through the Value Added Reseller/Dealer network offering products and services which would compliment those of NDI. In addition, the Company plans to establish a distributorship for its products and services in Canada.

The Company is basing its business plan on the trend towards greater security needs following the events of September 11, 2001 and is hopeful that this trend will have a material impact on the Company's revenues from continuing operations

In addition to revenues generated from the business, the Company sustains corporate operations through loans from related parties until such time as the business revenues are sufficient to sustain the operations and Management can raise the funding necessary to advance its business plan. In order to effectively proceed with the operations of the Company, it must obtain financing. However, there are currently no material commitments for such financing and there is no guarantee that such financing will be forthcoming.

RESULTS OF OPERATIONS

The following discussion refers to the twelve-month period ended March 31, 2002 and the twelve-month period ended March 31, 2001.

For the year ended March 31 2002, the Company had Revenues since inception of $228,002 with a net loss since inception of $574,813. This is compared with nil revenues for the year ended March 31, 2001. Since the Company had no revenues prior to the acquisition of National Data Inc., all revenues and expenses can be attributed to the operations of the Company in the data backup and security business.

General and administrative expenses for 2001 were $8.032 as compared with $232,941 in 2002. The increase is primarily attributable to the costs associated with operating the businesses within the Company, legal and accounting fees.

ITEM 7     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


See Pages F-1 through F-14

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


On May 14, 2001, Dicut was notified of the death of Barry Friedman, the company's independent auditor.

During the Company's two most recent fiscal years and the subsequent interim period preceding the death of Mr. Friedman, there were no disagreements between Dicut and Mr. Friedman with respect to any matter of accounting principles or practices, financial statement disclosure or audit scope or procedure. The report on the company's financial statements prepared by Mr. Friedman for either the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

On May 14, 2001, Dicut engaged G. Brad Beckstead, CPA as the company's independent auditor to audit the company's financial statements. Neither the company nor anyone on its behalf has consulted G. Brad Beckstead, CPA during the two most recent fiscal years regarding any matter for which reporting is required under Regulation S-B, Item 302 (a) (2) (i) or (ii) and the related instructions. The decision to engage G. Brad Beckstead, CPA was approved by the Board of Directors.

                                    PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


NAME                   AGE       POSITION
-----                  ----      --------
Raj Kalra               38       Chairman and CEO
Pierre Quilliam         63       Director and President
Kerry Moody             44       Executive Vice President
Don Yochum              47       Executive Vice President, Sales
Sam Galbraith           55       Executive Vice President, Business Development
A.J. Galiano            30       Chief Security Officer


The term of office of each director of the Company ends at the next annual meeting of the Company's stockholders or when such director's successor is elected and qualifies. No date for the annual meeting of stockholders is specified in the Company's bylaws or has been fixed by the Board of Directors. Pursuant to the Company's bylaws, the date of the annual meeting is to be determined by the current Board of Directors.

The following information sets forth the backgrounds and business experience of the directors, executive officers and key employees:

RAJ KALRA, CHAIRMAN AND CHIEF EXECUTIVE OFFICER - Mr. Kalra has been the Company's Chairman and chief executive officer since December 2001. From October 2000 to December 2001, Mr. Kalra was president of Acsys Biometrics USA Inc. From January 1997 to October 2000, Mr. Kalra was Chief Operating Officer of Investco Corp., a/ka/ Mark I Industries, Inc., a/k/a Foodvision.com, Inc. Mr. Kalra has a degree in Hotel and Restaurant Management from Hotel Consult, Switzerland. Mr. Kalra has also received certificates in accounting and retail operations with post degree courses in business management, finance and computer science.

PIERRE QUILLIAM, DIRECTOR, PRESIDENT - Mr. Quilliam has served as a director and president of the Company since September 19, 2001, and additionally served as chief executive officer of the Company from September 19, 2001 to December 12, 2001. In September 2000, Mr. Quilliam was elected to the Board of Directors, and also appointed President and Chief Executive Officer, of American Electric Automobile Company, Inc., which is publicly traded on the Pink Sheets under the symbol "AEAC." >From 1975 to 1980, Mr. Quilliam established and operated Outico, Ltd., a reseller of industrial tools and equipment. From 1980 to the present, Mr. Quilliam has established and managed ten companies in various capacities, including finance, consulting, accounting and management. On November 19, 2001, a legal proceeding was commenced in United States District Court, Southern New York, against the Company and Pierre Quilliam, President of the Company by Deborah Donoghue for short swing profits allegedly realized by Mr. Quilliam. Mr. Quilliam has filed a motion to dismiss the action on the grounds that the court does not have jurisdiction over him. The Company is currently investigating the allegations.

KERRY MOODY, EXECUTIVE VICE PRESIDENT - has been National Data, Inc.'s vice president of government Affairs since January 2002. From October 2000 to December 2001, Mr. Moody was Vice President of government affairs for Acsys Biometrics USA, Inc. From January 1999 to October 2000, Mr. Moody was Chief Executive Officer ASAP Connect, Inc. From January 1995 to December 1998, Mr. Moody was Executive Vice President of First Merchant Associates.

DON YOCHUM, EXECUTIVE VICE PRESIDENT, SALES - Mr Yochum has been National Data, Inc.'s Executive Vice President of Sales since December 2001. From October 2000 to November 2001, Mr. Yochum was Executive Vice President of Sales for Acsys Biometrics USA, Inc. From January 1996 to December 2000, Mr. Yochum was Vice President of Channel Sales for Amquest, Inc.

SAM GALBRAITH, EXECUTIVE VICE PRESIDENT, BUSINESS DEVELOPMENT - Mr. Galbraith has been the National Data, Inc.'s Director of Operations since November 2001. From November 2000 to November 2001, Mr. Galbraith was Director of Operations for Platinum Intermedia, Inc. From January 2000 to October 2000, Mr. Galbraith was Director of Operations for Foodvision, Inc. From May 1998 to January 2000, Mr. Galbraith was Vice president of Sales and Marketing for Gemini Foods International. From April 1996 to December 1998, Mr. Galbraith was President and Chief Operating Officer of Tri-M Management, Inc.

A. J. GALIANO, CHIEF SECURITY OFFICER - Mr. Galiano has been National Data, Inc.'s Chief Information and Security Officer since January 2002. From December 1999 to January 2001, Mr. Galiano was Director of Network Operations/Engineering for Interliant, Inc. From June 1998 to December 1999, Mr. Galiano was Principle, Network Architect/Manager Network Operations for Interliant, Inc. From June 1997 to June 1998, Mr. Galiano was Senior Business Systems Consultant Exploration Resources consulting group

At this time, the board does not have any committees, including an audit, nominating or compensation committee.

There are no family relationships among any of the officers or directors of the Company.

Compliance with Section 16

Based on the Company's review of filings received by it through April 26, 2002, the Company believes that certain officers and directors may not have filed certain forms required by Section 16 of the Securities Exchange Act of 1934, as follows: Raj Kalra filed his initial Form 3 24 days late; Fred McNorton and Richard Davis may not have filed Form 3's with respect to their becoming reporting persons, and did not file a Form 4 or 5 reporting their return to the Company of their shares of common stock in the Company or, to the extent required by Section 16(a), their cessation as reporting persons on August 8, 2001; Pierre Quilliam filed an amended Form 4 to report certain transactions in the Company's securities that were inadvertently omitted from a prior Form 4.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth the compensation earned by the Company's Chief Executive Officers during the last three fiscal years and other officers who received compensation in excess of $100,000 during any of the last three fiscal years. In accordance with Item 402(a)(5), the Company has omitted certain columns from the table required by Item 402(b).

                           SUMMARY COMPENSATION TABLE



               NAME AND PRINCIPAL POSITION                                         ANNUAL COMPENSATION
               ---------------------------                                         -------------------
                                                                                     2001    2000    1999

Fred McNorton, President and Director (1)                                           $     0     $ 0     $ 0
Stephen Nemergut, President and Director (2)                                              0     $ 0     $ 0
Pierre Quilliam, Chief Executive Officer, President and Director (3)                $ 9,110     $ 0     $ 0
Raj Kalra, Chief Executive Officer and Director (4)                                 $ 9,110     $ 0     $ 0

(1) Mr. McNorton's served as President from inception of the Company to August 8, 2001.

(2)  Mr. Nemergut served as President from August 8, 2001 to September 19, 2001.

(3) Mr. Quilliam served as Secretary/Treasurer of the Company from August 8, 2001 to September 19, 2001. He then served as Chief Executive Officer of the Company from September 19, 2001 to December 12, 2001, and as President from September 19, 2001 to the present. Mr. Quilliam's compensation is based on an employment agreement dated December 12, 2001 that provides for a base salary of $175,000 per year.

(4) Mr. Kalra served as Chief Executive Officer of the Company from December 12, 2001 to the present. Mr. Kalra's compensation is based on an employment agreement dated December 12, 2001 that provides for a base salary of $175,000 per year.

The Company did not grant any options or stock appreciation rights or make an award under any long-term incentive plan to any of its named executive officers during the last fiscal year. The Company did not re-price any options or stock appreciation rights during the last fiscal year. The Company did not have outstanding any options or stock appreciation rights at the end of each of its last two fiscal years. During the last fiscal year, no options or stock appreciation rights were exercised by any of the named executive officers.

                 EMPLOYMENT AND DEFERRED COMPENSATION AGREEMENTS

On December 12, 2001, the Company entered into identical Employment Agreements with Raj Kalra and Pierre Quilliam. The Employment Agreements provide that Messrs. Kalra and Quilliam shall be employed by the Company for a term of three years, and are entitled to a base salary of $175,000 in the first year, $200,000 in the second year, and $225,000 in the third year. Messrs. Kalra and Quilliam are also be entitled to a commission on sales generated by them consistent with the Company's commission policy for all sales personnel. In addition, they are each entitled to an incentive bonus equal to 10% of the Company's adjusted net profits for the fiscal year beginning in 2002. Further, they are each entitled to 8 weeks paid holiday and 14 personal days, sick leave, medical and group insurance, participation in pension or profit sharing plans of the Company, and a car allowance of up to $2,000 per month. In the event of a termination of the Employment Agreement without cause by the Company, they will be entitled to severance equal to 75% of their remaining base salary under the Employment Agreements. The Employment Agreements contain provisions prohibiting them from competing with the Company or soliciting customers or employees from the Company for a period of one year following the termination of their employment.

                            COMPENSATION OF DIRECTORS

The Company currently does not pay its directors any compensation for their services as directors, but would reimburse directors for any reasonable out-of-pocket expenses incurred in attendance at board meetings or any expenses generated in connection with the performance of services on the behalf of the Company.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of April 22, 2002, as to the Company's common stock beneficially owned by (i) each executive officer and director of the Company, (ii) all directors and executive officers of the Company as a group, and (iii) any person who is known by the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company's common stock.

                                                                                   AMOUNT AND NATURE
                           NAME AND ADDRESS OF BENEFICIAL OWNER                   OF BENEFICIAL OWNERSHIP      PERCENT OF CLASS (1)
                           -------------------------------------                 ------------------------      ----------------
Raj Kalra 2150 Northwest Parkway, S.E., Suite H Marietta, Georgia 30067            10,500,000                          59.3%
Pierre Quilliam (2) Northwest Parkway, S.E., Suite H Marietta, Georgia 30067            1,000                            --
All Officers and Directors as a Group                                              10,501,000                          59.3%


(1) Based upon 17,696,192 common shares issued and outstanding as of April 22, 2002.
(2)  Mr. Quilliam's shares are held by a company that he controls.

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Through December 31, 2001, companies controlled by Pierre Quilliam had made loans to the Company in the amount of $80,430. The loans are unsecured demand loans that bear interest at 8% per annum.

          AMENDMENT TO INCREASE AUTHORIZED SHARES TO 150,000,000 SHARES

The Company is presently authorized to issue 20,000,000 shares of common stock, par value $0.001 per share, of which 17,696,192 are issued and outstanding. The Company anticipates the need to issue additional shares in order to raise capital, offer employee stock option plans to attract and retain its employees, and to make one or more acquisitions of firms in the same industry. However, there are not sufficient authorized shares to accomplish those goals. Therefore, the Board of Directors has determined that it is the best interests of the Company to increase the number of authorized shares of common stock by approving the Increase Amendment. The Increase Amendment will increase the number of authorized shares of common stock to 150,000,000. In the event the Increase Amendment is not approved, the Company will not be able to raise capital, offer employee stock option plans to attract and retain its employees, or make acquisitions of other firms in the same industry. In the event the Increase Amendment is approved, the Company will be able to issue additional shares, which will result in a reduction in existing shareholders' proportionate interest in the Company. In the event new shares are issued for less than the book value of the Company's shares prior to the issuance, then existing shareholders would suffer an immediate reduction in the book value of their shares in the Company.


ITEM 13       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


EXHIBITS AND REPORTS ON FORM 8-K.
     (a)   Exhibits.

   3.1(i)         Articles of Incorporation*
   3.1(ii)        By-Laws*
   4.1            Instruments defining the rights of holders*
   10.1           Agreement to purchase National Data Inc.**
   11.1           Computation of per share earnings
   16.1           Letter on change in certifying accountants***


 *  Filed by reference to a Form 10SB filed on March 30, 2000.

 ** Filed by reference to a Form 8K/A filed on February 14, 2002.

*** Filed by reference to a Form 8k filed on May 16, 2001.

     (b)   Reports on Form 8-K.

     On February 14, 2002 and February 20, 2002 8-K/As were filed on the acquisition of National Data Inc.

     On March 21, 2002 an 8-K was filed reporting on the Company entering into an agreement to purchase DataAssure Systems Inc.

BECKSTEAD AND WATTS, LLP
CERTIFIED PUBLIC ACCOUNTANTS
                                                         3340 Wynn Road, Suite C
                                                             Las Vegas, NV 89102
                                                                    702.257.1984
                                                                702.362.0540 fax

July 15, 2002


To Whom It May Concern:

We have issued my report dated July 15, 2002, accompanying the consolidated financial statements of Dicut, Inc. on Form 10-SB for the period of November 28, 2001 (inception date) through March 31, 2002. We hereby consent to the incorporation by reference of said report on the Annual Report of Dicut, Inc. on Form 10-SB.

Signed,



Beckstead and Watts, LLP
G. Brad Beckstead, CPA
Partner

                                  DICUT, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEET

                                     AS OF

                                 MARCH 31, 2002

                                      AND

                     CONSOLIDATED STATEMENT OF OPERATIONS,
                      CHANGES IN STOCKHOLDERS' EQUITY, AND

                                   CASH FLOWS

                                 FOR THE PERIOD

                     NOVEMBER 28, 2001 (DATE OF INCEPTION)
                                    THROUGH

                                 MARCH 31, 2002

                                TABLE OF CONTENTS

                                                                           PAGE

Independent Auditor's Report                                                1

Consolidated Balance Sheet                                                  2

Consolidated Statement of Operations                                        3

Consolidated Statement of Changes in Stockholders' Equity                   4

Consolidated Statement of Cash Flows                                        5

Footnotes                                                                   6

BECKSTEAD AND WATTS, LLP
CERTIFIED PUBLIC ACCOUNTANTS

                                                         3340 Wynn Road, Suite C
                                                             Las Vegas, NV 89102
                                                                    702.257.1984

                                                                702.362.0540 fax

                          INDEPENDENT AUDITOR'S REPORT

July 15, 2002

Board of Directors
Dicut, Inc.
Marietta, Georgia

We have audited the Consolidated Balance Sheet of Dicut, Inc. (the "Company") (A Development Stage Company), as of March 31, 2002, and the related Consolidated Statement of Operations, Stockholders' Equity, and Cash Flows for the period November 28, 2001 (Date of Inception) to March 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on my audit.

We conducted my audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement presentation. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dicut, Inc. (A Development Stage Company) as of March 31, 2002, and the results of its operations and cash flows for the period November 28, 2001 (Date of Inception) to March 31, 2002, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has had limited operations and have not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Beckstead and Watts, LLP
G. Brad Beckstead, CPA
Partner

                                                Dicut, Inc.
                                       (a Development Stage Company)
                                        Consolidated Balance Sheet

                                                                                 March 31, 2002
                                                                               -----------------
ASSETS

Current assets:
    Cash                                                                       $         24,896
    Accounts receivable                                                                 152,890
    Employee advances                                                                     8,000
    Deposits                                                                              1,650
    Other current assets                                                                  1,578
                                                                               -----------------
       Total current assets                                                             189,014
                                                                               -----------------

Fixed assets, net                                                                       178,544

Goodwill                                                                                839,494
                                                                               -----------------

                                                                               $      1,207,052
                                                                               =================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                           $        218,121
    Accrued salaries & wages                                                            259,947
    Accrued executive compensation                                                      102,083
    Loans from shareholders - related party                                             263,146
    Notes payable                                                                        34,000
    Payroll taxes payable                                                                 9,731
    Accrued interest payable                                                                227
                                                                               -----------------
       Total current liabilities                                                        887,255
                                                                               -----------------

Stockholders' equity:
    Common stock, $0.001 par value, 20,000,000 shares
       authorized, 14,640,000 shares issued and outstanding                              14,640
    Additional paid-in capital                                                          875,967
    Treasury stock                                                                        4,230
    (Deficit) accumulated during development stage                                     (575,040)
                                                                               -----------------
                                                                                        319,797

                                                                               -----------------
                                                                               $      1,207,052
                                                                               =================




                                              DICUT, INC.
                                     (A DEVELOPMENT STAGE COMPANY)

                                  CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                            November 28, 2001
                                                                                              (Inception) to

                                                                                                March 31, 2002
                                                                                        ---------------------


Revenue                                                                                 $            228,002
                                                                                        ---------------------

Expenses:
    General & administrative expenses                                                                232,941
    Salaries & wages                                                                                 303,160
    Executive compensation                                                                           102,083
    Consulting expense                                                                                82,000
    Commission expense                                                                                40,000
    Bad debt expense                                                                                  32,229
    Depreciation                                                                                      10,402
                                                                                        ---------------------
      Total expenses                                                                                 802,815
                                                                                        ---------------------

Other expense:
    Interest expense                                                                                     227
                                                                                        ---------------------

Net (loss)                                                                              $           (575,040)
                                                                                        =====================

Weighted average number of
    common shares outstanding - basic and fully diluted                                           13,932,097

Net (loss) per share - basic and fully diluted                                                         (0.04)





          DICUT, INC.

                              (a Development Stage Company)
                Consolidated Statement of Changes in Stockholders' Equity


                                                                                                        (Deficit)
                                                                                                       Accumulated
                                         Common Stock              Additional                          During             Total
                                                                     Paid-in          Treasury        Development      Stockholders'
                                   Shares          Amount          Capital           Stock              Stage             Equity
                                --------------  ---------------  ---------------  ---------------   --------------  ---------------

March 1997
    Founder shares                  4,230,000   $            1   $        9,399   $            -    $           -   $        9,400

Net (loss)
    For the year ended
    March 31, 1997                                                                                              -                -
                                --------------  ---------------  ---------------  ---------------   --------------  ---------------

Balance, March 31, 1997             4,230,000                1            9,399                -                -            9,400

January 1998
    504 Offering                    4,140,000                1            9,199                -                             9,200

Net (loss)
    For the year ended
    March 31, 1998                                                                                              -                -
                                --------------  ---------------  ---------------  ---------------   --------------  ---------------

Balance, March 31, 1998             8,370,000                2           18,598                -                -           18,600

Net (loss)
    For the year ended
    March 31, 1999                                                                                              -                -
                                --------------  ---------------  ---------------  ---------------   --------------  ---------------
Balance, March 31, 1999             8,370,000                2           18,598                -                -           18,600
October 1999
    Amended par value                       -              184             (184)               -                                 -
January 2000
    Reclassification of
    paid-in capital                         -            8,184           (8,184)               -                                 -

Net (loss)
    For the year ended
    March 31, 2000                                                                                              -                -
                                --------------  ---------------  ---------------  ---------------   --------------  ---------------
Balance, March 31, 2000             8,370,000            8,370           10,230                -                -           18,600

Net (loss)
    For the year ended
    March 31, 2001                                                                                              -                -
                                --------------  ---------------  ---------------  ---------------   --------------  ---------------
Balance, March 31, 2001             8,370,000            8,370           10,230                -                -           18,600

December 2001
    Return to
    treasury stock                 (4,230,000)          (4,230)               -            4,230                                 -

December 2001
    Shares issued for
    acquisition                    10,500,000           10,500          889,500                -                           900,000

March 2002
    Recapitalization adjustment             -                -          (23,763)               -                           (23,763)

Net (loss)
    For the period ended
    March 31, 2002                                                                                       (575,040)        (575,040)
                                --------------  ---------------  ---------------  ---------------   --------------  ---------------

Balance, March 31, 2002            14,640,000   $       14,640   $      875,967   $        4,230    $    (575,040)  $      319,797
                                ==============  ===============  ===============  ===============   ==============  ===============





                                   DICUT, INC.
                          (a Development Stage Company)
                      Consolidated Statement of Cash Flows

                                                              November 28, 2001
                                                               (Inception) to
                                                                March 31, 2002
                                                              ------------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss)                                                    $        (575,040)
Depreciation                                                             10,402
Adjustments to reconcile net (loss) to
    net cash provided by operating activities:
       (Increase) in accounts receivable                               (152,890)
       (Increase) in employee advances                                   (8,000)
       (Increase) in deposits                                            (1,650)
       (Increase) in other current assets                                (1,578)
       Increase in accounts payable                                     212,958
       Increase in accrued salaries & wages                             259,947
       Increase in accrued executive compensation                       102,083
       Increase in loans from shareholders - related party              137,931
       Increase in notes payable                                         34,000
       Increase in payroll taxes payable                                  9,731
       Increase in accrued interest payable                                 227
                                                              ------------------
Net cash provided by operating activities                                28,121
                                                              ------------------

CASH FLOWS FROM INVESTING ACTIVITIES

    Purchase of fixed assets                                             (3,225)
                                                              ------------------
Net cash (used) by investing activities                                  (3,225)
                                                              ------------------


CASH FLOWS FROM FINANCING ACTIVITIES                                          -
                                                              ------------------

Net increase in cash                                                     24,896
Cash - beginning                                                              -
                                                              ------------------
Cash - ending                                                 $          24,896
                                                              ==================

Supplemental disclosures:
    Interest paid                                             $               -
                                                              ==================
    Income taxes paid                                         $               -
                                                              ==================


                                   DICUT, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                                      NOTES

NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

The Company was organized May 31, 1994 (Date of Inception) under the laws of the State of Delaware, as Dicut, Inc. The Company has minimal operations and in accordance with SFAS #7, the Company is considered a development stage company. The Company is authorized to issue 20,000,000 shares of $0.001 par value common stock.

NOTE 2 - ACCOUNTING POLICIES AND PROCEDURES

CASH AND CASH EQUIVALENTS

   For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of March 31, 2002.

FIXED ASSETS

   The cost of fixed assets is depreciated over the estimated useful life of the fixed assets utilizing the straight-line method of depreciation based on the following estimated useful lives

                               Computer equipment             3 years
                               Furniture & fixtures           7 years

REVENUE RECOGNITION

   The Company recognizes revenue and related costs of sales on the accrual basis.

ADVERTISING COSTS

   The Company expenses all costs of advertising as incurred. There were advertising costs in the amount of $350 included in general and administrative expenses as of March 31, 2002.

USE OF ESTIMATES

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

   Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2002. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

IMPAIRMENT OF LONG-LIVED ASSETS

   Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. No such impairments have been identified by management at March 31, 2002.

REPORTING ON THE COSTS OF START-UP ACTIVITIES

   Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities," which provides guidance on the financial reporting of start-up costs and organizational costs, requires most costs of start-up activities and organizational costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. With the adoption of SOP 98-5, there has been little or no effect on the Company's financial statements.

LOSS PER SHARE

   Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. The Company had no dilutive common stock equivalents, such as stock options or warrants as of March 31, 2002.

DIVIDENDS

   The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid or declared since inception.

SEGMENT REPORTING

  The Company follows Statement of Financial Accounting Standards No. 130, "Disclosures About Segments of an Enterprise and Related Information." The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

INCOME TAXES

   The Company follows Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS No. 109") for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

   Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

RECENT PRONOUNCEMENTS

   In June 2001, SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," were issued. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting, and that identifiable intangible assets acquired in a business combination be recognized as an asset apart from goodwill, if they meet certain criteria. The impact of the adoption of SFAS No. 141 on our reported operating results, financial position and existing financial statement disclosure is not expected to be material.

   SFAS No. 142 applies to all goodwill and identified intangible assets acquired in a business combination. Under the new standard, all goodwill and indefinite-lived intangible assets, including that acquired before initial application of the standard, will not be amortized but will be tested for impairment at least annually. The new standard is effective for fiscal years beginning after December 15, 2001. Adoption of SFAS No. 142 will result in the elimination of approximately $82,000 of annual amortization. The Company does not expect to recognize any impaired goodwill as of January 1, 2002.

   In July 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations," was issued which requires the recognition of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its present value and the related capitalized charge is depreciated over the useful life of the asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The impact of the adoption of SFAS No. 143 on the Company's reported operating results, financial position and existing financial statement disclosure is not expected to be material.

   In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued. This statement addresses the financial accounting and reporting for the impairment or disposal of long-lived assets and broadens the definition of what constitutes a discontinued operation and how results of a discontinued operation are to be measured and presented. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The impact of the adoption of SFAS No. 144 on our reported operating results, financial position and existing financial statement disclosure is not expected to be material.

STOCK-BASED COMPENSATION

   The Company accounts for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations and has adopted the disclosure-only alternative of FAS No.

   123, "Accounting for Stock-Based Compensation."
   Options granted to consultants, independent representatives and other non-employees are accounted for using the fair value method as prescribed by FAS No. 123.

YEAR END

   The Company has adopted March 31 as its fiscal year end.

NOTE 3 - GOING CONCERN

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at March 31, 2002, the Company has recognized minimal revenue to date and has accumulated operating losses of approximately $(574,813) since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.


NOTE 4 - FIXED ASSETS

Fixed assets are recorded at cost. Depreciation is computed using the straight-line method. Estimated service lives of fixed assets range from 3 to 7 years.

The Company acquired fixed assets totaling $188,946 and recorded depreciation expense of $10,402 as of March 1, 2002.

Some of the computer equipment valued at $125,215 was purchased from Raj Kalra, the CEO, director and shareholder of the Company. As of March 31, 2002, the Company has made no payments to Mr. Kalra for the assets. In addition, the Company acquired fixed assets totaling $60,506 from National Data, Inc.; a company formerly owned 100% by Mr. Kalra.

NOTE 5 - ACCRUED EXECUTIVE COMPENSATION

On December 12, 2001, the Company entered into a three year Employment Agreement with Raj Kalra, it's CEO, director and shareholder, whereby the Company is to pay Mr. Kalra an annual base salary of $175,000 for the first year, $200,000 in the second year and $225,000 in the third year. For the period ended March 31, 2002, the amount accrued was $51,042. In addition, Mr. Kalra will receive a bonus equal to 10% of the adjusted net profits beginning with the year ended March 31, 2002. As of March 31, 2002, no accruals have been made for bonuses.

On December 12, 2001, the Company entered into a three year Employment Agreement with Pierre Quilliam, it's President, director and shareholder, whereby the Company is to pay Mr. Quilliam an annual base salary of $175,000 for the first year, $200,000 in the second year and $225,000 in the third year. For the period ended March 31, 2002, the amount accrued was $51,042. In addition, Mr. Quilliam will receive a bonus equal to 10% of the adjusted net profits beginning with the year ended March 31, 2002. As of March 31, 2002, no accruals have been made for bonuses.

NOTE 6 - LOANS FROM SHAREHOLDERS - RELATED PARTY

The Company purchased furniture totaling $125,215 from Raj Kalra, the CEO, director and shareholder of the Company in exchange for a note payable. In addition, Mr. Kalra loaned the Company $29,210. The notes are due upon demand and bears zero interest.

The Company was loaned $98,720 from Pierre Quilliam, the Company's president, director, and shareholder. The note is due upon demand and bears zero interest.

The Company was loaned $10,000 from AJ Galliano, the Company's Chief Technical Officer. The note is due upon demand and bears zero interest.

NOTE 7 - NOTES PAYABLE

On January 31, 2002, the Company was loaned $34,000 from Partner's Group. The note is due on January 31, 2003 and bears 4% interest. As of March 31, 2002, the Company has accrued interest in the amount of $227.


NOTE 8 - INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), which requires use of the liability method. SFAS No. 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

                                 U.S federal statutory rate      (34.0%)
                                 Valuation reserve                34.0%
                                                                   -----

                     Total                                            -%
                                                                  ======

As of March 31, 2002, the Company has a net operating loss carry forward of approximately $574,813 respectively, for tax purposes, which will be available to offset future taxable income. If not used, this carry forward will expire in 2022.

NOTE 9 - STOCKHOLDER'S EQUITY

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

On December 12, 2001, the Company cancelled 4,230,000 shares of its $0.001 par value common stock and returned the shares to treasury stock.

On December 12, 2001, the Company issued 10,500,000 shares of its $0.001 par value common stock to the shareholders of National Data, Inc. ("NDI") in exchange for 100% of the outstanding common stock of NDI. The acquisition was valued at $60,506, the cost of the underlying fixed assets.

There have been no other issuances of common stock.

NOTE 10 - WARRANTS AND OPTIONS

As of March 31, 2002, there are no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 11 - RELATED PARTY TRANSACTIONS

On December 12, 2001, the Company entered into a three year Employment Agreements with Raj Kalra, it's CEO, director and shareholder and Pierre Quilliam, it's President, director and shareholder, whereby the Company is to pay each individual an annual base salary of $175,000 for the first year, $200,000 in the second year and $225,000 in the third year. For the period ended March 31, 2002, the amounts accrued was $102,083. In addition, each individual will receive a bonus equal to 10% of the adjusted net profits beginning with the year ended March 31, 2002. As of March 31, 2002, no accruals have been made for bonuses.

The Company purchased furniture totaling $125,215 from Raj Kalra, the CEO, director and shareholder of the Company in exchange for a note payable. In addition, Mr. Kalra loaned the Company $29,210. The notes are due upon demand and bears zero interest.

The Company was loaned $98,720 from Pierre Quilliam, the Company's president, director, and shareholder. The note is due upon demand and bears zero interest.

The Company was loaned $10,000 from AJ Galliano, the Company's Chief Technical Officer. The note is due upon demand and bears zero interest.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 12 - REVERSE ACQUISITIONS AGREEMENT WITH NATIONAL DATA, INC. (NDI)

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

Unaudited Pro-forma revenue, net income and income per share assuming the transaction had been completed on November 28, 2001 (date of inception of NDI) is as follows:

                                                   Nine months ended
                                                     December 31

                                                   2001                 2000
                                         -----------------------------------
      Revenue                            $            -     $              -
      Net income for the period          $            -     $              -
      Income per share                   $         0.00     $           0.00




The continuing company has retained March 31 as its fiscal year end.

NOTE 13 - CONTRACTS AND AGREEMENTS

On December 12, 2001, the Company has assumed a lease for office space with future minimum annual rental payments as follows:

 YEAR       ANNUAL RENT

2002       $  58,413
2003          60,166
2004          61,971
           ---------

Total       $180,550

During the period ended March 31, 2002, the Company has paid a total of $20,514 for rent expense.

On January 29, 2002, the Company signed a contract for approximately $2 million to supply the NDI Smart Card Solution to a major manufacturer in the computer-based training industry.

On February 21, 2002, the Company signed a Purchase Agreement to acquire 100% of the shares of DataAssure Systems, Inc. in exchange for 1,500,000 shares of the Company's $0.001 par value common stock. Pursuant to the Agreement, the Company has also agreed to repay $85,000 in loans made to DataAssure by DataAssure shareholders. As of March 31, 2002, the Company is still working on the due diligence and has not finalized this acquisition.

On March 24, 2002, the Company signed a Purchase Agreement to acquire 100% of the ownership of Arcore Technologies, LLC (Arcore) in exchange for $2,000,000 to be paid in $25,000 installments commencing ninety days with a balloon payment of $250,000. In addition, Arcore will receive royalties equal to 5% of the net sales of any software products and technology acquired. As of March 31, 2002, the Company was still working on the due diligence and has not finalized this acquisition.

NOTE 14 - MATERIAL EVENTS

The Company has identified alleged short swing profits under Section 16(b) of the Securities Exchange Act of 1934 incurred by Pierre Quilliam, the Company's president, with respect to purchases and sales of the Company's securities in the period from August 2001 to March 2002. Mr. Quilliam has agreed to repay any short swing profits by offsetting personal loans made to the Company and accrued salary owed pursuant to his employment agreement. As of March 31, 2002, Mr. Quilliam has not repaid any monies to the Company.

NOTE 15 - SUBSEQUENT EVENTS

The Company is utilizing the services of a data center to house its central computer. A lease is being negotiated with an anticipated monthly lease payment of $4,500 for 36 months.

On April 5, 2002, the Company signed a Management and Option to Purchase Agreement with Expidant, Inc. (Expidant). The Company will be the general manager of Expidant until July 1, 2006 and has the option to purchase Expidant for $10, which expires of July 1, 2006.

On June 6, 2002, the Company cancelled the Purchase Agreement with Arcore Technologies, LLC.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      DICUT, INC.

Dated: July 15, 2002                  /s/ Raj Kalra
                                      -----------------
                                      By: Raj Kalra, Chief Executive Officer

                                      /s/ Pierre Quilliam
                                      ---------------------
                                      By:  Pierre Quilliam, President