Form 10QSB/A
period 2001-12-31
DICUT INC
filed 2002-08-09
CIK 1110505

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB/A

Amendment No. 2

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date: as of July 31, 2002, the registrant had 17,996,192 shares of common stock, $0.001 par value, issued and outstanding.

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

Note 2 - Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at December 31, 2001, the Company has not recognized revenue to date and has accumulated operating losses of approximately ($54,917) since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

Note 5 - Notes payable

As of December 31, 2001, the Company was indebted to Pierre Quilliam, the Company's president, director, and shareholder, in the amount of $80,430. The note is due December 1, 2002, and bears interest at the rate of 8% per annum.

Note 6 - Shareholders equity

On December 12, 2001, the Company issued 10,500,000 shares of its $0.001 par value common stock to the shareholders of National Data, Inc. ("NDI") in exchange for 100% of the outstanding common stock of NDI. The acquisition was valued at $60,506, the cost of the underlying fixed assets.

Note 7 - Related party transactions

As of December 31, 2001, the Company was indebted to Pierre Quilliam, the Company's president, director, and shareholder, in the amount of $80,430. The note is due December 1, 2002, and bears interest at the rate of 8% per annum.

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

Note 8 - Reverse acquisitions agreement with National Data, Inc. (NDI)

On December 12, 2001, the Company entered into an agreement with NDI whereby the Company acquired all of the issued and outstanding common stock of NDI in exchange for 10,500,000 voting shares of the Company's $0.001 par value common stock. The acquisition was accounted for using the purchase method of accounting as applicable to reverse acquisitions because the former stockholders of the NDI controlled the Company's common stock immediately upon conclusion of the transaction. Under reverse acquisition accounting, the post-acquisition entity was accounted for as a recapitalization of NDI. As a result, the Company's income statement and statement of cash flows only include the historical activity of NDI, and begin as of November 28, 2001, the date of formation of NDI. The common stock issued was recorded at $60,506, being the fair value of the Company's assets on the acquisition date.

Unaudited Pro-forma revenue, net income and income per share assuming the transaction had been completed on November 28, 2001 (date of inception of NDI) is as follows:
Nine Months ended December 31
	2001	2000
Revenue	$ -	$ -
Income from continuing operations	$ (55,556)	$ -
Net income	$ (55,556)	$ -
Income per share	$ 0.00	$ 0.00

The continuing company has retained March 31 as its fiscal year end.

Note 9 - Subsequent events

The Company has assumed a lease for office space with future minimum annual rental payments as follows:

Year	Annual Rent
2002	$58,413
2003	60,166
2004	61,971
Total	$180,550

The Company is utilizing the services of a data center to house its central computer. A lease is being negotiated with an anticipated monthly lease payment of $4,500 for 36 months.

On January 29, 2002, the Company signed a contract for approximately $2 million to supply the NDI Smart Card Solution to a major manufacturer in the computer-based training industry.

On February 21, 2002, the Company signed a Purchase Agreement to acquire 100% of the shares of DataAssure Systems, Inc. in exchange for the issuance of shares of the Company's common stock with a value equal to $300,000, based on the average closing price of the common stock for the seven days prior to the closing date. In addition, the Company agreed to repay shareholder loans of $85,000, and pay certain other liabilities of DataAssure specified in the Purchase Agreement. Closing was contingent upon the Company completing a due diligence review of DataAssure, among other conditions. At the execution of the Purchase Agreement, the Company entered into an employment agreement to employ Jeff Brathall, the principle of DataAssure, as a Director of Sales. The Company has decided not to complete the purchase of DataAssure on the terms set forth in the Purchase Agreement, but the Company still employs Mr. Brathall. The Company believes that it may purchase DataAssure at a future date, but the terms of the acquisition have not be determined at this time.

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

OVERVIEW

On December 12, 2001, the Company acquired 100% of the shares of National Data, Inc. ("NDI") in exchange for 10,500,000 shares of its $0.001 par value common stock. The acquisition was valued at valued at $60,506 based on the historical cost of the underlying fixed assets acquired in the acquisition. The shares of NDI were purchased from Raj Kalra, who is now the Company's Chairman and Chief Executive Officer.

NDI, located in Marietta, Georgia, is a Disaster Recovery and Business Continuity Company. NDI's plan is to provide data services with complimentary IT auditing services that safeguards valuable business information from avoidable natural disasters such as fires, floods, hurricanes, tornadoes, etc., as well as man made disasters such as hackers, disgruntled employees, viruses, worms and acts of terrorism. NDI's IT Auditing services will assist businesses by determining the company's business exposure, developing a recovery plan and then generating appropriate security policies. The services provided by NDI will include Secure Backup, Disaster Recovery, Monitoring and Biometric vaulting. Data will be protected and stored in a highly secure data center and all services monitored and supported 24 hours a day, 7days a week in the Network Operating Center.

NDI was formed on November 28, 2001 by Mr. Kalra for the purpose of continuing the development of the business described herein. Prior to the formation of NDI, Mr. Kalra and the other officers and employees of the Company (except for Mr. Quilliam) were employed by subsidiaries of Nexus Group International, Inc., a Canadian public company, which was engaged in the facial biometric business. The officers and employees left Nexus when Nexus decided to stop funding the operations of the subsidiaries. The Company's officers and employees believed that biometrics products needed to be developed and marketed with other security and business continuity products and services to become successful. The business plan they developed as employees of NDI encompasses, in their judgment, a well-rounded approach to Logical, Physical and Procedural security concerns and needs of the Small and medium business market.

NDI was established to provide key policies, products and services relating to digital data that assure ongoing business activity without threat, disruption, or loss. Digital data is relatively fragile and without special handling, data loss poses tremendous liability issues. A key function of NDI services is to reinforce and automate existing and proven safeguards (data backup, contingency planning, locking desktops, locking doors, etc.).

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

From August 2001 to December 2001, the Company considered various acquisitions, and entered into agreements to acquire Cutting Edge Shape CD Inc. and Rompus CD ROM Production Ltd. However, the Company terminated both acquisitions after a due diligence review.

In December 12, 2001, the Company issued 10,500,000 shares of common stock to acquire all of the common stock of NDI ("NDI") from Raj Kalra, the Company's current Chairman and Chief Executive Officer. The Company elected to complete the acquisition of NDI after considering a number of other acquisitions because the Company determined that NDI had good potential of becoming a profitable business at a reasonable capital cost.

The acquisition of NDI was accounted for using the purchase method of accounting as applicable to reverse acquisitions because the former stockholders of the NDI controlled the Company's common stock immediately upon conclusion of the transaction. Under reverse acquisition accounting, the post-acquisition entity is accounted for as a recapitalization of NDI. As a result, the Company's income statement and statement of cash flows only include the historical activity of NDI, and begin as of November 28, 2001, the date of formation of NDI.

During the period from November 28, 2001 to December 31, 2001, the Company had no revenues, and incurred general and administrative expenses of $54,278 and depreciation expense of $639, for a net loss of ($54,917). The losses were due to startup expenses of NDI's business, including salaries, office expenses and license fees.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2001, the Company's current assets were $32,297 and its current liabilities were $86,412, which resulted in a working capital deficit of ($54,115). Among the current assets are two notes aggregating $32,229 issued by unrelated parties. The amounts due under the notes represent amounts advanced by the Company to the obligors to pay audit and other costs incurred in connection with a potential purchase of the obligors. In both cases, the Company determined after due diligence not to complete the acquisitions, and the obligors agreed to repay the funds advanced by the Company on the terms set forth in the notes. Substantially all of the current liabilities represent loans by officers and directors to the Company.

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

DICUT, INC.

Dated: August 9, 2002	/s/ Raj Kalra
By: Raj Kalra, Chief Executive Officer