Form 10QSB
period 2002-06-30
DICUT INC
filed 2002-09-03
CIK 1110505

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to _________

Commission File Number 0-30161

DICUT, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	52-2204952
(State of Incorporation)	(I.R.S. Employer Identification No.)

2150 Northwest Parkway, N.E., Suite H, Marietta, Georgia 30067

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date: as of June 30, 2002, the registrant had 16,323,333 shares of common stock, $0.001 par value, issued and outstanding.

DICUT, INC

FORM 10-QSB REPORT INDEX

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements.

DICUT, INC.

(a Development Stage Company)

Consolidated Balance Sheet
June 30, 2002
ASSETS

Current Assets
Cash	$ -
Undeposited funds	3,700
Accounts receivable	-
Employee advances	8,000
Deposits	1,650
Prepaid expenses	1,935
Inventory	5,214
Other current assets	1,578
Total current assets	22,077

Fixed assets, net	221,187

Goodwill	839,494

Total Assets	$ 1,082,758

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Checks written in excess of available cash	$ 242,204
Accounts payable	148,984
Accrued salaries and wages	64,936
Accrued executive compensation	189,583
Loans from shareholders - related party	268,746
Notes payable	34,000
Payroll taxes payable	259,920
Employee benefit programs	12,201
Accrued interest payable	567
Total current liabilities	1,221,141

Stockholders' (Deficit)
Common stock, $0.001 par value, 20,000,000 shares authorized, 16,323,333 shares issued and outstanding	16,323
Additional paid-in capital	1,096,951
Treasury stock	4,230
(Deficit) accumulated during development stage	(1,255,887)

Total Liabilities and Stockholders' Equity	$ 1,082,758

The accompanying Notes are an integral part of these financial statements.

DICUT, INC.

(a Development Stage Company)

Consolidated Statement of Operations

(unaudited)
	Three Months Ending June 30, 2002	Three Months Ending June 30, 2001	November 28, 2001(Inception) to June 30, 2002

Revenue	$ 399,100	$ -	$ 627,102
Cost of sales	22,449	-	22,449

Gross profit	376,651	-	604,653

Expenses
General and administrative	312,404	-	545,345
Salaries and wages	585,048	-	888,208
Executive compensation	87,500	-	189,583
Consulting expense	-		142,667
Commission expense	-		40,000
Bad debt expense	-		32,229
Depreciation	11,539	-	21,941
Total Expenses	$ 1,057,158	$ -	$ 1,859,973

Other expense
Interest expense	(340)	-	(567)

Net (loss)	$ (680,847)	$ -	$ (1,255,887)

Weighted number of common shares outstanding - basic and fully diluted	14,658,798	-

Net (loss) per share - basic and fully diluted	$ (0.05)	$ -

The accompanying Notes are an integral part of these financial statements.

DICUT, INC.

(a Development Stage Company)

Consolidated Statement of Cash Flows

(unaudited)
	Three Months Ended June 30, 2002	Three Months Ended June 30, 2001	November 28, 2001 (Inception) to June 30, 2002

Cash Flows From Operating Activities
Net (loss)	$ (680,847)	$ -	$ (1,255,887)
Shares issued for services	222,667	-	222,667
Depreciation	11,539	-	21,941
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
(Increase) in undeposited funds	(3,700)	-	(3,700)
Decrease in accounts receivable	152,890	-	-
(Increase) in employee advances	-		(8,000)
(Increase) in deposits	-		(1,650)
(Increase) in prepaid expenses	(1,935)	-	(1,935)
(Increase) in inventory	(5,214)	-	(5,214)
(Increase) in other current assets	-		(1,578)
(Decrease ) in accounts payable	(69,137)	-	143,821
(Decrease) in accrued salaries and wages	(195,011)	-	64,936
Increase in accrued executive compensation	87,500	-	189,583
Increase in payroll taxes payable	250,189	-	259,920
Increase in employee benefit programs	12,201	-	12,201
Net cash (used) by operating activities	(218,858)	-	(362,895)

Cash Flows From Investing Activities
Purchase of fixed assets	(54,182)	-	(57,407)
Net cash (used) by investing activities	(54,182)	-	(57,407)

Cash Flows From Financing Activities
Checks written in excess of available cash	242,204	-	242,204
Increase in loans from shareholders - related Party	5,600	-	143,531
Increase in notes payable	-		34,000
Increase in accrued interest payable	340	-	567
Net cash provided by financing activities	248,144	-	420,302

Net decrease in cash	(24,896)	-	-
Cash - beginning	24,896	-	-
Cash - ending	$ -	$ -	$ -

Supplemental disclosures
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

Non-cash transactions	$ -	$ -	$ -
Number of shares issued for services	$ -	$ -	$ -

The accompanying Notes are an integral part of these financial statements.

DICUT, INC.

(a Development Stage Company)

Notes

Note 1 - Basis of presentation

The interim consolidated financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended March 31, 2002 and notes thereto included in the Company's Form 10-KSB. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Note 2 - Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at June 30, 2002, the Company has recognized minimal revenue to date and has accumulated operating losses of approximately ($1,255,887) since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Note 3 - Fixed assets

Fixed assets are recorded at cost. Depreciation is computed using the straight-line method. Estimated service lives of fixed assets range from 3 to 7 years.

The Company acquired fixed assets totaling $54,183 and recorded depreciation expense of $11,539 during the period ended June 30, 2002.

Note 4 - Accrued executive compensation

On December 12, 2001, the Company entered into a three year Employment Agreement with Raj Kalra, it's CEO, director and shareholder, whereby the Company is to pay Mr. Kalra an annual base salary of $175,000 for the first year, $200,000 in the second year and $225,000 in the third year. For the period ended June 30, 2002, the amount accrued was $43,750 and as of June 30, 2002 the total balance due is $94,792. In addition, Mr. Kalra will receive a bonus equal to 10% of the adjusted net profits beginning with the year ended March 31, 2002. As of June 30, 2002, no accruals have been made for bonuses.

On December 12, 2001, the Company entered into a three year Employment Agreement with Pierre Quilliam, it's President, director and shareholder, whereby the Company is to pay Mr. Quilliam an annual base salary of $175,000 for the first year, $200,000 in the second year and $225,000 in the third year. For the period ended June 30, 2002, the amount accrued was $43,750 and as of June 30, 2002 the total balance due is $94,792. In addition, Mr. Quilliam will receive a bonus equal to 10% of the adjusted net profits beginning with the year ended March 31, 2002. As of June 30, 2002, no accruals have been made for bonuses.

Note 5 - Loans from shareholders - related party

During the quarter ended June 30, 2002, Raj Kalra, it's CEO, director and shareholder, loaned the Company $600 and as of June 30, 2002, the total amount due to Mr. Kalra is $29,810. The notes are due upon demand and bears zero interest.

During the quarter ended June 30, 2002, A.J. Galliano, the Company's Chief Technical Officer, loaned the Company $5,000 and as of June 30, 2002, the total amount due is $15,000. The note is due upon demand and bears zero interest.

Note 6 - Notes payable

On January 31, 2002, the Company received a loan of $34,000 from Partner's Group. The note is due on January 31, 2003 and bears 4% interest. During the period ended June 30, 2002, the amount accrued was $340. As of June 30, 2002, the Company has a balance of accrued interest in the amount of $567.

Note 7 - Stockholder's equity

On February 25, 2002, the Company filed a registration statement on Form S-8 to register the issuance of up to 1,500,000 shares under its 2002 Employee, Consultant and Advisor Stock Compensation Plan, and up to 1,500,000 options under its 2002 Stock Option Plan. On March 21, 2002, the registration statement was amended to register an additional 1,200,000 shares under the 2002 Employee, Consultant and Advisor Stock Compensation Plan. During the quarter ended June 30, 2002, the Company issued 883,333 shares under the 2002 Employee, Consultant and Advisor Stock Compensation Plan, which are all of the shares that have been issued under the Plan to date. To date, the Company has not issued any options under its 2002 Stock Option Plan. During the quarter ended June 30, 2002, the Company issued the following shares of common stock under the Plan:

  On April 26, 2002, the Company issued a total of 250,000 shares of its $0.001 par value common stock at $0.10 to the Blount Family for consulting services rendered in the amount of $25,000.

  On May 20, 2002, the Company issued 333,333 shares of its $0.001 par value common stock at $0.08 to James Spitzer for consulting services rendered in the amount of $26,667.

  On May 20, 2002, the Company issued 300,000 shares of its $0.001 par value common stock at $0.15 to Jamie Spangler for consulting services rendered in the amount of $45,000.

During the quarter ended June 30, 2002, the Company issued the following shares of restricted common stock for services rendered:

  On April 1, 2002, the Company issued 200,000 shares of its $0.001 par value common stock at $0.20 per shares to Leslea Barrett to cancel accounts payable in the amount of $40,000 due to Leslea Barrett for consulting services rendered.

  On April 1, 2002, the Company issued 100,000 shares of its $0.001 par value common stock at $0.10 per share to Doug and Mary King to cancel accounts payable in the amount of $10,000 due to Mr. and Mrs. King for consulting services rendered.

  On May 16, 2002, the Company issued 100,000 shares of its $0.001 par value common stock at $0.20 per share to Joe Monarsky for consulting services rendered in the amount of $20,000.

  On May 16, 2002, the Company issued 100,000 shares of its $0.001 par value common stock at $0.20 per share to Bryan Dear for consulting services rendered in the amount of $20,000.

  On May 16, 2002, the Company issued 100,000 shares of its $0.001 par value common stock at $0.20 per share to Capland Management for consulting services rendered in the amount of $20,000.

  On May 22, 2002, the Company issued 200,000 shares of its $0.001 par value common stock at $0.08 to Andrew Dyar for consulting services rendered in the amount of $16,600.

Note 8 - Related party transactions

On December 12, 2001, the Company entered into a three year Employment Agreements with Raj Kalra, it's CEO, director and shareholder and Pierre Quilliam, it's President, director and shareholder, whereby the Company is to pay each individual an annual base salary of $175,000 for the first year, $200,000 in the second year and $225,000 in the third year. For the period ended June 30, 2002, the amount accrued was $175,000 and as of June 30, 2002 the total balance due is $189,583. In addition, each individual will receive a bonus equal to 10% of the adjusted net profits beginning with the year ended March 31, 2002. As of June 30, 2002, no accruals have been made for bonuses.

During the quarter ended June 30, 2002, Raj Kalra, it's CEO, director and shareholder, loaned the Company $600 and as of June 30, 2002, the total amount due to Mr. Kalra is $29,810. The notes are due upon demand and bears zero interest.

During the quarter ended June 30, 2002, A.J. Galliano, the Company's Chief Technical Officer, loaned the Company $5,000 and as of June 30, 2002, the total amount due is $15,000. The note is due upon demand and bears zero interest.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Note 9 - Contracts and agreements

On December 12, 2001, the Company has assumed a lease for office space with future minimum annual rental payments as follows:
Year	Annual Rent
2002	58,413
2003	60,166
2004	61,971
Total:	180,550

During the period ended June 30, 2002, the Company has paid a total of $14,485 for rent expense.

The Company is utilizing the services of a data center to house its central computer. A lease is being negotiated with an anticipated monthly lease payment of $4,500 for 36 months.

On February 21, 2002, the Company signed a Contract for Sale and Purchase of Business to acquire 100% of the shares of DataAssure Systems, Inc. in exchange for shares of the Company's common stock having a market value of $300,000 on the date of closing. In addition, in the event closing occurred, the Company would be further obligated to repay loans by certain DataAssure Systems, Inc. shareholders in the amount of $85,000, and accounts payable of DataAssure Systems, Inc. in the approximate amount of $40,000. Closing under the Contract for Sale was contingent on the Company's decision to complete the acquisition after a due diligence review of DataAssure Systems, Inc. The Company decided not to complete the acquisition after its due diligence review, and on July 26, 2002, the Company terminated the Contract for Sale.

On March 24, 2002, the Company signed a Purchase Agreement to acquire 100% of the ownership of Arcore Technologies, LLC (Arcore) in exchange for $2,000,000 to be paid in installments. In addition, Arcore would receive royalties equal to 5% of the net sales of any software products and technology acquired. The Company determined that it was not feasible to proceed with the purchase of Arcore after Arcore could not provide proof of ownership of certain technology owned by it, and because certain technology did not operate at commercially acceptable levels. Accordingly, on June 6, 2002, the Company cancelled the Purchase Agreement with Arcore Technologies, LLC.

On April 5, 2002, the Company signed a Management and Option to Purchase Agreement with Expidant, Inc. (Expidant). Under the Agreement, the Company was appointed general manager of Expidant until July 1, 2006 and had the option to purchase Expidant for $10 through July 1, 2006. In addition, the Company would be obligated to pay all liabilities of Expidant. Subsequently, the Company determined that Expidant had made certain material misrepresentations concerning its financial statements and condition, and as a result the Company terminated the Agreement.

Note 10 - Material events

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

Note 11 - Subsequent events

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

RESULTS OF OPERATIONS

During the three nine months ended June 30, 2002, the Company had revenues of $399,100. Most of the Company's revenues were derived from the Company's management agreement with Expidant, which the Company terminated in July 2002. Therefore, revenues in subsequent periods will be substantially lower due to the termination of the Expidant contract. However, revenues for the current quarter will be positively effected by contracts with the Veterans Administration that should bring in approximately $125,000 in revenue, and the rollout of the Company's data security and backup services division, which now has contracts for recurring revenue of approximately $15,000 per month. In the prior year's period, the Company did not have any operations or revenues.

During the quarter ended June 30, 2002, the Company incurred operating expenses of $1,057,158. Operating expenses were adversely affected by payroll costs associated with the Expidant contract, and by general and administrative expenses associated with the startup nature of the Company's business. General and administrative expenses should be materially lower in future periods due to the termination of the Expidant contract.

During the three months ended June 30, 2002, the Company had a net loss of ($680,847).

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2002, the Company's current assets were $22,077 and its current liabilities were $1,221,141, which resulted in a working capital deficiency of ($1,199,064). In addition, the Company had no cash, and checks written in excess of available cash of $242,204. On the other hand, a substantial portion of the Company's current liabilities are held by employees and related parties who have agreed to defer payment until the Company is able to generate cash.

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

In July 2002, a lawsuit was filed in Cobb County (Georgia) Magistrate Court against the Company by Meadows, Ichter and Bowers for $17,581.12. The plaintiff alleges that the Company assumed the debt in connection with the purchase of DataAssure Systems, Inc. The Company contends that the Company is not obligated on the debt because it never completed the purchase of DataAssure Systems, Inc.

In August 2002, the Company received a demand from Fifth Third Bank, the bank lender to Expidant, Inc., asserting that the Company was liable on a bank loan made by the claimant to Expidant, Inc. in the amount of approximately $850,000. The Company has responded denying all liability to the bank. To date, no suit has been filed.

ITEM 2. Changes in Securities and Use of Proceeds.

During the quarter ended June 30, 2002, the Company issued the following shares of common stock in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. The Company believed the recipients were sophisticated investors.

Name of Purchaser	No. of Shares	Consideration
Joe Minarsky	100,000	Services
Bryan M. Dear	100,000	Services
Capland Management	100,000	Services
Andrew Dyer	200,000	Services
Douglas King	100,000	Services
Leslea Barret	200,000	Services

ITEM 3. Defaults Upon Senior Securities.

Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

ITEM 5. Other Information.

Not applicable.

ITEM 6. Exhibits and Reports on Form 8-K.

(a) Exhibits. None.

(b) Reports on Form 8-K.

On June 11, 2002, the Company filed a Form 8-K reporting in Item 5 of the termination of the Company's agreement to acquire Arcore Technologies, Inc. and the Company's entry into an agreement to manage Expidant, Inc. with an option to purchase it.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DICUT, INC.

Dated: August 30, 2002	/s/ Pierre Quilliam
By: Pierre Quilliam, President