Form 10QSB
period 2002-09-30
DICUT INC
filed 2002-11-21
CIK 1110505

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date: as of September 30, 2002, the registrant had 16,603,333 shares of common stock, $0.001 par value, issued and outstanding.

DICUT, INC

FORM 10-QSB REPORT INDEX

The Company's independent auditors have not completed their review of this Form 10-QSB, and therefore the Company may file an amended version in the event its independent auditors recommend changes to this Form 10-QSB.

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements.

DICUT, INC.

(a Development Stage Company)

Consolidated Balance Sheet
September 30, 2002
ASSETS

Current Assets
Cash	$ -
Accounts receivable	189,978
Investments	100,000
Employee advances	9,942
Deposits	1,650
Prepaid expenses	1,935
Other current assets	3,139
Total current assets	306,644

Fixed assets, net	257,303

Total Assets	$ 563,947

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Checks written in excess of available cash	$ 63,964
Accounts payable	296,366
Accrued salaries and wages	45,562
Accrued executive compensation	262,500
Loans from shareholders - related party	203,473
Notes payable	513,750
Payroll taxes payable	317,168
Employee benefit programs	14,641
Accrued interest payable	567
Total current liabilities	1,717,991

Stockholders' (Deficit)
Common stock, $0.001 par value, 20,000,000 shares authorized, 16,603,333 shares issued and outstanding	16,603
Additional paid-in capital	292,139
Treasury stock	4,230
(Deficit) accumulated during development stage	(1,467,016)
(1,254,044)

Total Liabilities and Stockholders' Equity	$ 563,947

The accompanying Notes are an integral part of these financial statements.

DICUT, INC.

(a Development Stage Company)

Consolidated Statement of Operations

(unaudited)
	Three Months Ending September 30, 2002	Three Months Ending September 30, 2001

Revenue	$ 451,959	$ -
Cost of sales	79,862	-

Gross profit	372,097	-

Expenses
General and administrative	168,786	-
Salaries and wages	362,441	-
Executive compensation	72,917	-
Consulting expense	11,200
Commission expense	10,882
Depreciation	15,489	-
Total Expenses	$ 642,075	$ -

Net operating income (loss)	(269,978)	-

Other income (expense)
Settlement of Section 16 action	83,467	-
Interest expense	(5,597)	-
Net other income (expense)	77,870	-

Net (loss)	$ (192,108)	$ -

Weighted number of common shares outstanding - basic and fully diluted	16,414,637	-

Net (loss) per share - basic and fully diluted	$ (0.02)	$ -

The accompanying Notes are an integral part of these financial statements.

DICUT, INC.

(a Development Stage Company)

Consolidated Statement of Operations

(unaudited)
	Six Months Ending September 30, 2002	Six Months Ending September 30, 2001

Revenue	$ 851,059	$ -
Cost of sales	122,619	-

Gross profit	728,440	-

Expenses
General and administrative	308,004	-
Salaries and wages	1,022,688	-
Executive compensation	160,417	-
Consulting expense	111,867
Commission expense	43,748
Depreciation	27,388	-
Total Expenses	$ 1,674,112	$ -

Operating income (loss)	(945,672)	-

Other expense
Settlement of Section 16 action	83,467	-
Interest expense	(6,164)	-
	77,303	-

Net (loss)	$ (868,369)	$ -

Weighted number of common shares outstanding - basic and fully diluted	15,541,366	-

Net (loss) per share - basic and fully diluted	$ (0.06)	$ -

The accompanying Notes are an integral part of these financial statements.

DICUT, INC.

(a Development Stage Company)

Consolidated Statement of Cash Flows

(unaudited)
	Six Months Ended September 30, 2002	Six Months Ended September 30, 2001

Cash Flows From Operating Activities
Net (loss)	$ (868,369)	$ -
Shares issued for services	233,867	-
Depreciation	27,388	-
Noncash settlement of Section 16 action	(83,467)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Decrease in undeposited funds	152,890	-
(Increase) in accounts receivable	(189,978)	-
(Increase) in employee advances	(1,942)
(Increase) in prepaid expenses	(1,935)	-
(Increase) in other current assets	(1,561)
Increase in accounts payable	78,245	-
(Decrease) in accrued salaries and wages	(214,385)	-
Increase in accrued executive compensation	160,417	-
Increase in payroll taxes payable	307,437	-
Increase in employee benefit programs	14,641	-
Net cash (used) by operating activities	(386,752)	-

Cash Flows From Investing Activities
Purchase of fixed assets	(105,992)	-
Investments	(100,000)
Net cash (used) by investing activities	(205,992)	-

Cash Flows From Financing Activities
Checks written in excess of available cash	63,964	-
Decrease in loans from shareholders - related Party	23,794	-
Increase in notes payable	479,750
Increase in accrued interest payable	340	-
Net cash provided by financing activities	567,848	-

Net decrease in cash	(24,896)	-
Cash - beginning	24,896	-
Cash - ending	$ -	$ -

Supplemental disclosures
Interest paid	$ 5,824	$ -
Income taxes paid	$ -	$ -

Non-cash transactions	$ 233,867	$ -
Number of shares issued for services	$ 1,963,333	$ -

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

Note 2 - Going Concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at September 30, 2002, the Company has recognized minimal revenue to date and has accumulated operating losses of approximately ($1,550,483) since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Note 3 - Fixed Assets

Fixed assets are recorded at cost. Depreciation is computed using the straight-line method. Estimated service lives of fixed assets range from 3 to 7 years.

The Company acquired fixed assets totaling $105,992 and recorded depreciation expense of $27,388 during the period ended September 30, 2002.

Note 4 - Accrued Executive Compensation

On December 12, 2001, the Company entered into a three year Employment Agreement with Raj Kalra, it's CEO, director and shareholder, whereby the Company is to pay Mr. Kalra an annual base salary of $175,000 for the first year, $200,000 in the second year and $225,000 in the third year. For the six-months ended September 30, 2002, the amount accrued was $87,500 and as of September 30, 2002 the total balance due is $80,209. In addition, Mr. Kalra will receive a bonus equal to 10% of the adjusted net profits beginning with the year ended March 31, 2002. As of September 30, 2002, no accruals have been made for bonuses.

On December 12, 2001, the Company entered into a three year Employment Agreement with Pierre Quilliam, it's President, director and shareholder, whereby the Company is to pay Mr. Quilliam an annual base salary of $175,000 for the first year, $200,000 in the second year and $225,000 in the third year. For the period ended September 30, 2002, the amount accrued was $87,500 and as of September 30, 2002 the total balance due is $80,209. In addition, Mr. Quilliam will receive a bonus equal to 10% of the adjusted net profits beginning with the year ended March 31, 2002. As of September 30, 2002, no accruals have been made for bonuses.

Note 5 - Loans from Shareholders - Related Party

As of September 30, 2002, the Company is indebted to Raj Kalra, the Company's CEO, director and shareholder, in the aggregate amount of $173,585. The loans are due upon demand and bear zero interest.

As of September 30, 2002, the Company is indebted to Pierre Quilliam, the Company's president, director and shareholder, in the aggregate amount of $14,888. The loans are due upon demand and bear zero interest.

As of September 30, 2002, the Company is indebted to A.J. Galiano, the Company's Chief Technical Officer, in the amount of $15,000. The note is due upon demand and bears zero interest.

Note 6 - Notes Payable

On January 31, 2002, the Company received a loan of $39,000 from Partner's Group. The loan is evidenced by a note that is due on January 31, 2003 and bears interest at 4% per annum. As of September 30, 2002, the Company has a balance of accrued interest in the amount of $567.

During July 2002, the Company was loaned $425,000 from George F. Kettle, an individual. The note bears interest at 10% per annum, is due on January 1, 2003, and provides for monthly payments of $3,541.67.

On August 30, 2002, the Company received a loan of $25,000 from Richard Pruett. The loan is payable in one year without interest or, at the Company's option, by the issuance of 1,250,000 shares of the Company's $0.001 par value common stock. To date, the Company has not elected to repay the note by the issuance of shares of common stock due to the low valuation on the common stock.

Note 7 - Stockholder's Equity

On February 25, 2002, the Company filed a registration statement on Form S-8 to register the issuance of up to 1,500,000 shares under its 2002 Employee, Consultant and Advisor Stock Compensation Plan, and up to 1,500,000 options under its 2002 Stock Option Plan. On March 21, 2002, the registration statement was amended to register an additional 1,200,000 shares under the 2002 Employee, Consultant and Advisor Stock Compensation Plan. During the quarter ended September 30, 2002, the Company issued 883,333 shares under the 2002 Employee, Consultant and Advisor Stock Compensation Plan, which are all of the shares that have been issued under the Plan to date. To date, the Company has not issued any options under its 2002 Stock Option Plan. During the quarter ended September 30, 2002, the Company issued the following shares of common stock under the Plan:

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

  On September 10, 2002, the Company issued 280,000 shares of its $0.001 par value common stock at $0.04 to Bruce DeDominicis for consulting services rendered in the amount of $11,200.

During the quarter ended September 30, 2002, the Company issued the following shares of restricted common stock for services rendered:

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

  On May 22, 2002, the Company issued 200,000 shares of its $0.001 par value common stock at $0.08 to Andrew Dyer for consulting services rendered in the amount of $16,600.

Note 8 - Issuance of Warrants

On June 19, 2002, the Company issued a warrant to purchase 480,000 shares of common stock at $0.03 per share at any time until June 19, 2005 in consideration for $14,400.

Note 9 - Related Party Transactions

As of September 30, 2002, the Company is indebted to Raj Kalra, the Company's CEO, director and shareholder, in the aggregate amount of $173,585. The loans are due upon demand and bear zero interest.

As of September 30, 2002, the Company is indebted to Pierre Quilliam, the Company's president, director and shareholder, in the aggregate amount of $14,888. The loans are due upon demand and bear zero interest. During the quarter ended September 30, 2002, the Company and Mr. Quilliam settled certain liability that he may have had to the Company under Section 16 of the Securities Exchange Act of 1934 by applying $83,467 of indebtedness by the Company to him against such liability.

As of September 30, 2002, the Company is indebted to A.J. Galiano, the Company's Chief Technical Officer, in the amount of $15,000. The note is due upon demand and bears zero interest.

On February 4, 2002, the Company's board of directors approved a resolution to issue Messrs. Kalra and Quilliam stock purchase warrants upon the completion of each acquisition by the Company. Under the resolution, the value of the stock purchase warrants would be equal to fifty percent (50%) of the value of the consideration paid for each such acquisition. However, the resolution contains no method for determining the value of noncash consideration paid for an acquisition, the terms of the stock purchase warrants that are to be issued to Messrs. Kalra and Quilliam, or the method of valuing those warrants. To date, no stock purchase warrants have been issued to Messrs. Kalra and Quilliam under the resolution.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Note 10 - Contracts and Agreements

On December 12, 2001, the Company has assumed a lease for office space with future minimum annual rental payments as follows:
Year	Annual Rent
2002	58,413
2003	60,166
2004	61,971
Total:	180,550

During the six months ended September 30, 2002, the Company has paid a total of $15,100 for rent expense.

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

On August 1, 2002, the Company entered into a Development and Licensing Agreement with CDEX, Inc., under which the Company licensed for further development certain technology owned by CDEX. Under the Agreement, the Company agreed to purchase a total of 1,500,000 shares of common stock in CDEX for $750,000, of which $75,000 was paid prior to the entry of the Agreement, with remainder payable in installments of $225,000 each on August 23, 2002, September 13, 2002, and September 30, 2002. The Company invested a total of $100,000 in CDEX, and believed it had funding for the balance of the investment, but the Company was not able to close on the funding. As a result, CDEX notified the Company on October 31, 2002 that it was terminating the Agreement as a result of the Company's failure to fulfill its obligations thereunder.

Note 11 - Contingencies

The Company and Pierre Quilliam, the Company's president and director, have been named in an action to recover alleged short swing profits under Section 16(b) of the Securities Exchange Act of 1934 with respect to purchases and sales of the Company's securities in the period from August 2001 to March 2002. Mr. Quilliam has agreed to repay any short swing profits by offsetting personal loans made to the Company and accrued salary owed pursuant to his employment agreement. On July 30, 2002, the disinterested members of the board of directors of the Company agreed to settle such liability by applying $83,467 in indebtedness due Mr. Quilliam against such liability. In addition, the plaintiff in the action has requested that a default judgment be rendered against the Company for approximately $12,000 for legal fees incurred by the plaintiff in the action. The Company has elected not to appear in the action on the grounds that the court lacks jurisdiction over the Company. The Company believes that existing law will entitle it to challenge the validity of the judgment on jurisdictional grounds in the event legal action is ever taken to collect it.

On September 27, 2002, Fifth Third Bank sued the Company and Raj Kalra, the Company's chairman and chief executive officer, for $556,950. The plaintiff made a loan to Expidant in the amount of approximately $800,000 that was secured by all of Expidant's assets. The plaintiff contends that the Company unlawfully converted the proceeds of its collateral by receiving collateral proceeds in the amount of $556,950 from Expidant. The Company believes that all funds received from Expidant were lawful and authorized, and intends to defend the action vigorously.

On September 13, 2002, the Company was sued in small claims court in Indiana by an employee of Expidant claiming $6,000, the maximum jurisdictional amount of the court, for failure to pay $4,600 in wages. The Company is not defending the action, and it is likely that a default judgment has been rendered against the Company for the full amount due.

Note 12 - Subsequent Events

On October 31, 2002, CDEX, Inc. terminated its Development and Licensing Agreement with the Company as a result of the Company's failure to purchase shares of common stock of CDEX under the Agreement.

On November 18, 2002, the Company was awarded the Patient Medical Information Printing and Mailing BPA by the Department of Veteran's Affairs with respect to the Consolidated Mail Outpatient Pharmacy in Mufreesboro, Tennessee. Under the BPA, the VA has outsourced certain printing, mailing and recordkeeping requirements associated with mail delivery of prescribed medication. The contract is effective for one year from the date of award, with four one-year option periods. In addition, the Company is actively pursuing similar awards for CMOP's operated by the VA.

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

RESULTS OF OPERATIONS

During the three and six months ended September 30, 2002, the Company had revenues of $451,959 and $851,059, respectively. Most of the Company's revenues were derived from the Company's management agreement with Expidant, which the Company terminated in July 2002, a large part of which consisted of reimbursement of expenses paid or incurred on behalf of Expidant. Therefore, revenues in subsequent periods will be substantially lower due to the termination of the Expidant contract. In addition, the Company may record a bad debt expense of approximately $125,000 in the next quarter for accounts receivable from Expidant that may be uncollectible. However, revenues for the current quarter will be positively effected by contracts with the Veterans Administration that should bring in approximately $125,000 in net revenues, and the rollout of the Company's data security and backup services division, which now has contracts for recurring revenue of approximately $15,000 per month. In the prior year's period, the Company did not have any operations or revenues.

During the three and six months ended September 30, 2002, the Company incurred operating expenses of $642,075 and $1,674,112, respectively. Operating expenses were adversely affected by payroll costs associated with the Expidant contract, and by general and administrative expenses associated with the startup nature of the Company's business. General and administrative expenses should be materially lower in future periods due to the termination of the Expidant contract.

During the three and six months ended September 30, 2002, the Company had an operating loss of ($269,978) and ($1,945,67), respectively. In the three and six months, the Company had net other income of $77,870 and $77,303, respectively, which consisted largely of a nonrecurring gain the amount of $83,467 from the settlement of litigation, offset by increased interest costs resulting from increased loans from investors. As a result, net loss during the three and six months was ($192,108) and ($868,369), respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2002, the Company's current assets were $306,644 and its current liabilities were $1,717,991, which resulted in a working capital deficiency of ($1,411,347). In addition, the Company had no cash, and checks written in excess of available cash of $63,964. On the other hand, a substantial portion of the Company's current liabilities are held by employees and related parties who have agreed to defer payment until the Company is able to generate cash. On the other hand, $100,000 of current assets consists of a stock investment in CDEX, Inc. for which no market exists, and approximately $125,000 of accounts receivable are due from Expidant, and may be uncollectible as a result of the termination of the Management and Option to Purchase Agreement dated April 5, 2002. The Company anticipates reviewing the collectibility of the accounts receivable from Expidant in the quarter ended December 31, 2002, and writing off such amount if it appears uncollectible.

The Company's working capital is currently insufficient for the Company to implement its business plan, and therefore the Company is exploring alternatives to raise capital. The Company has relied upon loans from third parties for working capital, and expects that it will need to obtain additional loans in order to continue in business. Until the Company is able to raise capital, the Company is deferring the salary of its key employees and payment to some vendors.

PART II. OTHER INFORMATION.

ITEM 1. Legal Proceedings.

On November 19, 2001, a legal proceeding was commenced under Section 16 of the Securities Exchange Act of 1934 in United States District Court, Southern New York, against the Company and Pierre Quilliam, President of the Company by Deborah Donoghue for short swing profits allegedly realized by Mr. Quilliam. On July 30, 2002, the disinterested board of directors approved a settlement with Mr. Quilliam under which his liability was settled by applying $83,467 in loans due Mr. Quilliam in satisfaction of the claim. The court indicated by letter that it was inclined to dismiss Mr. Quilliam from the action based on Mr. Quilliam's payment of the amount due; however, Mr. Quilliam has not received a formal dismissal of the action to date. The Company elected not to appear in the action on the grounds that the court lacks jurisdiction over it. The plaintiff's attorney has submitted a request that a default judgment be entered against the Company for approximately $12,000 in reimbursement of the plaintiff's attorneys fees in the action. The Company has not opposed the request for a default judgment on the grounds that existing law will entitle it to challenge the validity of the judgment on jurisdictional grounds in the event legal action is ever taken to collect it.

In July 2002, a lawsuit was filed in Cobb County (Georgia) Magistrate Court against the Company by Meadows, Ichter and Bowers for $17,581.12. The plaintiff alleges that the Company assumed the debt in connection with the purchase of DataAssure Systems, Inc. The Company contended that the Company is not obligated on the debt because it never completed the purchase of DataAssure Systems, Inc. In October 2002, plaintiff voluntarily dismissed the lawsuit.

On September 27, 2002, Fifth Third Bank sued the Company and Raj Kalra, the Company's chairman and chief executive officer, for $556,950. The plaintiff made a loan to Expidant in the amount of approximately $800,000 that was secured by all of Expidant's assets. The plaintiff contends that the Company unlawfully converted the proceeds of its collateral by receiving collateral proceeds in the amount of $556,950 from Expidant. The Company believes that all funds received from Expidant were lawful and authorized, and intends to defend the action vigorously.

On September 13, 2002, the Company was sued in small claims court in Indiana by an employee of Expidant claiming $6,000, the maximum jurisdictional amount of the court, for failure to pay $4,600 in wages. The Company is not defending the action, and it is likely that a default judgment has been rendered against the Company for the full amount due.

ITEM 2. Changes in Securities and Use of Proceeds.

On June 19, 2002, the Company issued a warrant to purchase 480,000 shares of common stock at $0.03 per share at any time until June 19, 2005 in consideration for $14,400.

ITEM 3. Defaults Upon Senior Securities.

Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

ITEM 5. Other Information.

Not applicable.

ITEM 6. Exhibits and Reports on Form 8-K.

(a) Exhibits. None.

(b) Reports on Form 8-K.

On August 9, 2002, the Company filed a Form 8-K/A reporting in Item 2 on the termination of the Company's agreement to acquire DataAssure Systems, Inc. and the termination of the Company's Management and Option to Purchase Agreement with Expidant, Inc.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DICUT, INC.

Dated: November 21, 2002	/s/ Pierre Quilliam
By: Pierre Quilliam, President