Form 10QSB/A
period 2001-12-31
DICUT INC
filed 2003-02-19
CIK 1110505

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB/A

Amendment No. 3

Quarterly Report Under Section 13 or 15 (d) of

Securities Exchange Act of 1934

For Period ended December 31, 2001

Commission File Number 0-30161

DICUT, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	52-2204952
(State of Incorporation)	(I.R.S. Employer Identification No.)

2150 Northwest Parkway, S.E., Marietta, Georgia 30067

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

DICUT, INC.

Dated: February 17, 2003	/s/ Pierre Quilliam
By: Pierre Quilliam, Chief Financial Officer