Form 10QSB/A
period 2002-06-30
DICUT INC
filed 2003-02-19
CIK 1110505

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB/A

Amendment No. 1

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

2150 Northwest Parkway, S.E., Suite H, Marietta, Georgia 30067

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

DICUT, INC

FORM 10-QSB REPORT INDEX

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements.

DICUT, INC.

(a Development Stage Company)

Consolidated Balance Sheet
June 30, 2002
ASSETS

Current Assets
Cash	$ -
Undeposited funds	3,700
Accounts receivable	-
Employee advances	8,000
Deposits	1,650
Prepaid expenses	1,935
Inventory	5,214
Other current assets	1,578
Total current assets	22,077

Fixed assets, net	221,187

Total Assets	$ 243,264

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Checks written in excess of available cash	$ 242,204
Accounts payable	148,984
Accrued salaries and wages	64,936
Accrued executive compensation	189,583
Loans from shareholders - related party	268,746
Notes payable	34,000
Payroll taxes payable	259,920
Employee benefit programs	12,201
Accrued interest payable	567
Total current liabilities	1,221,141

Stockholders' (Deficit)
Common stock, $0.001 par value, 20,000,000 shares authorized, 16,323,333 shares issued and outstanding	16,323
Additional paid-in capital	257,457
Treasury stock	4,230
(Deficit) accumulated during development stage	(1,255,887)

Total Liabilities and Stockholders' Equity	$ 243,264

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

The Company's working capital is currently insufficient for the Company to implement its business plan. Therefore, the Company is exploring alternatives to raise capital, and plans to raise capital by any means possible, including loans, issuances of common stock, or issuances of securities convertible into common stock. To date, the Company has relied upon loans from officers and the deferral of management salaries to satisfy its working capital needs. Until the Company is able to raise capital, the Company plans to continue deferring the salary of key employees and payment to some vendors.

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