Form 10KSB/A
period 2002-03-31
DICUT INC
filed 2003-03-06
CIK 1110505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-KSB/A

Amendment No. 1

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

The issuer's revenues for its most recent fiscal year: $228,002.

The aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant, as of April 1, 2002 was $331,200 based upon the closing bid price of $0.08 per share as reported by the trading and market services of the NASDAQ OTC Bulletin Board.

As of March 31, 2002, the Registrant had outstanding 14,640,000 shares of its Common Stock, $0.001 par value.

ITEM 3. LEGAL PROCEEDINGS.

On November 19, 2001, a legal proceeding was commenced in United States District Court, Southern New York, against the Company and Pierre Quilliam, President of the Company by Deborah Donoghue. Ms. Donoghue alleges that she is a shareholder in the Company, and seeks recovery on behalf of the Company of short swing profits allegedly realized by Mr. Quilliam from purchases and sales of common stock in the Company by a company that Mr. Quilliam controls. Ms. Donoghue also asserts a claim against the Company for attorney's fees incurred in the case. The Company elected not to respond to appear in the case on the grounds that applicable law indicated that the Company was not subject to the jurisdiction of the court in which the case was filed.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Disclosure Regarding Forward Looking Statements

This Annual Report on Form 10-KSB includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended ("Forward Looking Statements"). All statements other than statements of historical fact included in this report are Forward Looking Statements. In the normal course of its business, the Company, in an effort to help keep its shareholders and the public informed about the Company's operations, may from time-to-time issue certain statements, either in writing or orally, that contain or may contain Forward-Looking Statements. Although the Company believes that the expectations reflected in such Forward Looking Statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, past and possible future, of acquisitions and projected or anticipated benefits from acquisitions made by or to be made by the Company, or projections involving anticipated revenues, earnings, levels of capital expenditures or other aspects of operating results. All phases of the Company operations are subject to a number of uncertainties, risks and other influences, many of which are outside the control of the Company and any one of which, or a combination of which, could materially affect the results of the Company's proposed operations and whether Forward Looking Statements made by the Company ultimately prove to be accurate. Such important factors ("Important Factors") and other factors could cause actual results to differ materially from the Company's expectations are disclosed in this report. All prior and subsequent written and oral Forward Looking Statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Important Factors described below that could cause actual results to differ materially from the Company's expectations as set forth in any Forward Looking Statement made by or on behalf of the Company.

Overview

On December 12, 2001, the Company acquired 100% of the shares of National Data, Inc. ("National Data") in exchange for 10,500,000 shares of its $0.001 par value common stock.

National Data Inc., located in Marietta, Georgia, was established to provide key policies, products and services relating to digital data that assure ongoing business activity without threat, disruption, or loss. Digital data is relatively fragile and without special handling, data loss poses tremendous liability issues. A key function of National Data's services is to reinforce and automate existing and proven safeguards (data backup, contingency planning, locking desktops, locking doors, etc.).

National Data's plan is to provide data services that safeguards valuable business information from avoidable natural disasters such as fires, floods, hurricanes, tornadoes, etc., as well as man made disasters such as hackers, disgruntled employees, viruses, worms and acts of terrorism. National Data's IT auditing services will assist businesses by determining the company's business exposure, developing a recovery plan and then generating appropriate security policies. The services provided by National Data will include Secure Backup, Disaster Recovery, Monitoring and Biometric vaulting. Data will be protected and stored in a highly secure data center and all services monitored and supported 24/7 in the Network Operating Center.

National Data addresses the challenges of Business Continuity through a three faceted strategy: Logical (data) Controls, Physical (access) Controls and Procedural (policies and procedures) Controls. These services are:

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

The Company elected to complete the acquisition of National Data after considering a number of other acquisitions because the Board determined that National Data had good potential of becoming a profitable business at a reasonable capital cost.

Prior to the Company's acquisition of National Data, Mr. Kalra had devoted significant time and attention to development of National Data's product line and business and marketing plan. In order to effectively proceed with the operations of National Data, the Company must obtain financing and will be approaching financial institutions and attempting to secure equity financing. However, there is no guarantee that such financing will be forthcoming.

National Data was formed on November 28, 2001 by Mr. Kalra for the purpose of continuing the development of the business described herein. Prior to the formation of National Data, Mr. Kalra and the other officers and employees of the Company (except for Mr. Quilliam) were employed by subsidiaries of Nexus Group International, Inc., a Canadian public company, which was engaged in the facial biometric business. The officers and employees left Nexus when Nexus decided to stop funding the operations of the subsidiaries. National Data's officers and employees believed that the future of biometrics, while exciting, needed to be developed with other security and business continuity products and services to become successful. The business plan they developed as employees of National Data encompasses, in their judgment, a well-rounded approach to Logical, Physical and Procedural security concerns and needs of the small and medium business market.

Results of Operation

For the period from inception (November 28, 2001) to March 31, 2002, the Company recorded revenues of $228,002. Approximately 95% of the Company's revenues in the year ended March 31, 2002 were derived from a serious of contracts and purchase orders with the U.S. Veterans Administration to provide data protection and security products and services. During the year ended March 31, 2001, the Company did not have any revenues and was still in the development stage.

For the period from inception (November 28, 2001) to March 31, 2002, the Company incurred operating expenses of $802,815, which was substantially greater than the Company's revenues during this period, resulting in a net loss of ($575,040). The Company's large operating expenses were primarily attributable to costs incurred in the commencement of active operations, and represented largely by accrued salaries of the officers and key employees who joined the Company at its inception. The Company expects that it will incur operating losses for the foreseeable future until its level of revenues increases to match its expenses.

Liquidity and Sources of Capital

As of March 31, 2002, the Company had current assets of $189,014, current liabilities of ($887,255), a working capital deficit of ($698,241) and negative common shareholders' equity of ($519,697). A substantial portion of the working capital deficit is attributable to accrued salaries of the executive officers, and loans made by the executive officers to the Company.

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

ITEM 7. FINANCIAL STATEMENTS.

The financial statements required by Item 310 of Regulation S-B are attached hereto as Exhibit A.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the compensation earned by the Company's Chief Executive Officers during the last three fiscal years and other officers who received compensation in excess of $100,000 during any of the last three fiscal years. In accordance with Item 402(a)(5), the Company has omitted certain columns from the table required by Item 402(b).

Summary Compensation Table
Annual Compensation
Name and Principal Position	Year	Salary ($)
Fred McNorton, President and Director (1)	2002 2001 2000	0 0 0

Stephen Nemergut, President and Director (2)	2002 2001 2000	0 0 0

Pierre Quilliam, Chief Executive Officer, President and Director (3)	2002 2001 2000	51,042 0 0

Raj Kalra, Chief Executive Officer and Director (4)	2002 2001 2000	51,042 0 0

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

The Company did not grant any options or stock appreciation rights or make an award under any long-term incentive plan to any of its named executive officers during the last fiscal year. On March 14, 2002, the Company's board of directors approved a resolution to issue Messrs. Kalra and Quilliam stock purchase warrants upon the completion of each acquisition by the Company. Under the resolution, the value of the stock purchase warrants would be equal to fifty percent (50%) of the value of the consideration paid for each such acquisition. However, the resolution contains no method for determining the value of noncash consideration paid for an acquisition, the terms of the stock purchase warrants that are to be issued to Messrs. Kalra and Quilliam, or the method of valuing those warrants. To date, no stock purchase warrants have been issued to Messrs. Kalra and Quilliam under the resolution.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of March 31, 2002, as to the Company's common stock beneficially owned by (i) each executive officer and director of the Company, (ii) all directors and executive officers of the Company as a group, and (iii) any person who is known by the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company's common stock.
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Raj Kalra 2150 Northwest Parkway, N.E., Suite H Marietta, Georgia 30067	10,500,000	71.7%
Pierre Quilliam (2) 2150 Northwest Parkway, N.E., Suite H Marietta, Georgia 30067	1,000	--%
All Officers and Directors as a Group	10,501,000	71.7%

(1) Based upon 14,640,000 common shares issued and outstanding as of March 31, 2002.

(2) Mr. Quilliam's shares are held by a company that he controls.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

On March 14, 2002, the Company's board of directors approved a resolution to issue Messrs. Kalra and Quilliam stock purchase warrants upon the completion of each acquisition by the Company. Under the resolution, the value of the stock purchase warrants would be equal to fifty percent (50%) of the value of the consideration paid for each such acquisition. However, the resolution contains no method for determining the value of noncash consideration paid for an acquisition, the terms of the stock purchase warrants that are to be issued to Messrs. Kalra and Quilliam, or the method of valuing those warrants. To date, no stock purchase warrants have been issued to Messrs. Kalra and Quilliam under the resolution.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

  Exhibits.
Exhibit Number	Description and Incorporation by Reference
2	Agreement to acquire all of the issued and outstanding shares of National Data, Inc. (incorporated by reference from the Form 8-K/A of the Company filed February 14, 2002)
3.1	Certificate of Incorporation of Dicut, Inc., a Delaware corporation, filed May 31, 1994 (incorporated by reference from the Form 10-SB of the Company filed on March 30, 2000)
3.2

Certificate of Amendment to Certificate of Incorporation of Dicut, Inc., a Delaware corporation, filed October 25, 1999 (incorporated by reference from the Form 10-SB of the Company filed on March 30, 2000)

3.2	By-Laws of the Company (incorporated by reference from the Form 10-SB of the Company filed on March 30, 2000)
4.1	Form of Common Stock Certificate of the Company (incorporated by reference from the Form 10-SB of the Company filed on March 30, 2000)
10.1	Executive Employment Agreement of Raj Kalra (incorporated by reference from the Form 8-K/A of the Company filed February 14, 2002)
10.2	Executive Employment Agreement of Pierre Quilliam (incorporated by reference from the Form 8-K/A of the Company filed February 14, 2002)
10.3	Board Resolution approving option plan for Raj Kalra and Pierre Quilliam
10.4

Dicut, Inc. 2002 Employee, Consultant and Advisor Stock Compensation Plan (incorporated by reference to the Registration Statement on Form S-8 of the Company filed on February 25, 2002, Registration No. 333-83386)

10.5	Dicut, Inc. 2002 Stock Option Plan (incorporated by reference to the Registration Statement on Form S-8 of the Company filed on February 25, 2002, Registration No. 333-83386)
11	Statement re: computation of earnings per share (included within financial statements filed pursuant to Part II, Item 7).
16	Letter on change in independent public auditors (incorporated by reference from the Form 8-K of the Company filed on May 16, 2001)
22	Subsidiaries of the Registrant
24	Consent of Beckstead and Watts, LLP

(b) Reports on Form 8-K. During the fourth quarter of 2002, the Company filed the following reports on Form 8-K:

  On February 14, 2002, the Company filed an amendment to a Form 8-K originally filed on December 27, 2001, reporting in Item 1 of a change of control of the Company, in Item 2 of the acquisition of National Data, Inc., in Item 5 of certain other material events, and in Item 7 of the filing of audited and pro forma financial statements relating to the acquisition of National Data, Inc. of documents relating to the acquisition.
  On March 21, 2002, the Company filed a Form 8-K reporting on Item 2 on the execution of an agreement to acquire DataAssure Systems, Inc., in Item 5 on the filing of an action by a shareholder on behalf of the Company against Pierre Quilliam to recover short-swing profits, and in Item 7 on the filing of exhibits relating to the acquisition of DataAssure Systems, Inc.

SIGNATURES

In accordance with Section 13 of 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.
DICUT, INC.
Dated: February 17, 2003	/s/ Raj Kalra
Raj Kalra, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Dated: February 17, 2003	/s/ Raj Kalra
Chairman and Chief Executive Officer

Dated: February 17, 2003	/s/ Pierre Quilliam
Pierre Quilliam, Director

Dated: February 17, 2003	/s/ Kerry Moody
Kerry Moody, Director

DICUT, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEET

AS OF

MARCH 31, 2002

AND

CONSOLIDATED STATEMENT OF OPERATIONS,

CHANGES IN STOCKHOLDERS' EQUITY, AND

CASH FLOWS

FOR THE PERIOD

NOVEMBER 28, 2001 (DATE OF INCEPTION)

THROUGH

MARCH 31, 2002

DICUT, INC.

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

Beckstead and Watts, LLP

G. Brad Beckstead, CPA

Partner

DICUT, INC.

(a Development Stage Company)

Consolidated Balance Sheet
September 30, 2002
ASSETS

Current Assets
Cash	$ 24,896
Accounts receivable	152,890
Employee advances	8,000
Deposits	1,650
Other current assets	1,578
Total current assets	189,014

Fixed assets, net	178,544

Total Assets	$ 367,558

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	218,121
Accrued salaries and wages	259,947
Accrued executive compensation	102,083
Loans from shareholders - related party	263,146
Notes payable	34,000
Payroll taxes payable	9,731
Accrued interest payable	227
Total current liabilities	887,255

Stockholders' (Deficit)
Common stock, $0.001 par value, 20,000,000 shares authorized, 16,603,333 shares issued and outstanding	14,640
Additional paid-in capital	36,473
Treasury stock	4,230
(Deficit) accumulated during development stage	(575,040)
(519,697)

Total Liabilities and Stockholders' Equity	$ 367,558

The accompanying Notes are an integral part of these financial statements.

DICUT, INC.

(a Development Stage Company)

Consolidated Statement of Operations
November 28, 2001 (inception) to March 31, 2002

Revenue	$ 228,002

Expenses
General and administrative expenses	232,941
Salaries and wages	303,160
Executive compensation	102,083
Consulting expense	82,000
Commission expense	40,000
Bad debt expense	32,229
Depreciation	10,402
Total Expenses	$ 802,815

Net operating income (loss)	(269,978)

Other expense:
Interest expense	227

Net (loss)	$ (575,040)

Weighted number of common shares outstanding - basic and fully diluted	13,932,097

Net (loss) per share - basic and fully diluted	$ (0.04)

The accompanying Notes are an integral part of these financial statements.

DICUT, INC.

(a Development Stage Company)

Consolidated Statement of Cash Flows
November 28, 2001 (inception) to March 31, 2002

Cash Flows From Operating Activities
Net (loss)	$ (575,040)
Depreciation	10,402
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
(Increase) in accounts receivable	(152,890)
(Increase) in employee advances	(8,000)
(Increase) in deposits	(1,650)
(Increase) in other current assets	(1,578)
Increase in accounts payable	212,958
Increase in accrued salaries and wages	259,947
Increase in accrued executive compensation	102,083
Increase in payroll taxes payable	9,731
Increase in accrued interest payable	227
Net cash (used) by operating activities	(143,810)

Cash Flows From Investing Activities
Purchase of fixed assets	(3,225)
Net cash (used) by investing activities	(3,225)

Cash Flows From Financing Activities
Proceeds from shareholder loans	137,931
Proceeds from loans	34,000
Net cash provided by financing activities	171,931

Net decrease in cash	24,896
Cash - beginning	-
Cash - ending	$ 24,896

Supplemental disclosures
Interest paid	$ -
Income taxes paid	$ -

The accompanying Notes are an integral part of these financial statements.

DICUT, INC.

(a Development Stage Company)

Consolidated Statement of Changes in Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Treasury Stock	(Deficit) Accumulated during Development Stage	Total Stockholders' Equity
	Shares	Amount
March 1997
Issuance of Founder shares	4,230,000	$ 1	$ 9,399	$ --	$ --	$ 9,400
Balance, March 31, 1997

January 1998 504 Offering	4,140,000	1	9,199	--	--	9,200
					--	--
Balance, March 31, 1998	8,370,000	2	18,598	--	--	18,600

Net (loss) for the year ended March 31, 1999					--	--
Balance, March 31, 1999	8,370,000	2	18,598	--	--	18,600

October 1999, Amended par value	--	184	(184)	--		--
January 2000 reclassification of paid-in capital	--	8,184	(8,184)	--		--
Net (loss) for the year ended March 31, 2000					--	--
Balance, March 31, 2000	8,370,000	8,370	10,230	--	--	18,600

Net (loss) for the year ended March 31, 2001					--	--
Balance, March 31, 2001	8,370,000	8,370	10,230	--	--	18,600

December 2001 Return to treasury stock	(4,230,000)	(4,230)	--	4,230		--
December 2001 Shares issued for acquisition	10,500,000	10,500	50,006	--		60,506
March 2002 Recapitalization adjustment	--	--	(23,763)	--		(23,763)
Net (loss) for the year ended March 31, 2002					(575,040)	(575,040)
Balance, March 31, 2002	14,640,000	$ 14,640	$ 36,473	$ 4,230	$ (575,040)	$ (519,697)

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
Computer equipment	3 years
Furniture and fixtures	7 years

REVENUE RECOGNITION

We provide services under time-and-material, unit-price, or fixed-price contracts which can extend up to 5 years.

Under time-and-material and certain unit-price and fixed-price contracts under which costs are generally incurred in proportion with contracted billing schedules, revenue is recognized when the customer may be billed.

Such method is expected to result in reasonably consistent profit margins over the contract term. For certain unit-price and fixed-price contracts, we follow the guidance contained in AICPA Statement of Position ("SOP") 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. SOP 81-1 requires the use of percentage-of-completion accounting for long-term contracts that contain enforceable rights regarding services to be provided and received by the contracting parties, consideration to be exchanged, and the manner and terms of settlement, assuming reasonably dependable estimates of revenue and expenses can be made. The percentage-of-completion methodology generally results in the recognition of reasonably consistent profit margins over the life of a contract. Amounts recognized in revenue are calculated using the percentage of services completed, on a current cumulative cost to total cost basis. Cumulative revenues recognized may be less or greater than cumulative costs and profits billed at any point in time during a contract's term. The resulting difference is recognized as unbilled or deferred revenue.

Any estimation process, including that used in preparing contract accounting models, involves inherent risk. We reduce the inherent risk relating to revenue and cost estimates in percentage-of-completion models through corporate policy, approval and monitoring processes. Risks relating to service delivery, usage, productivity and other factors are considered in the estimation process. If sufficient risk exists, a zero-profit methodology is applied to a specific client contract's percentage-of-completion model whereby the amount of revenue recognized is limited to the amount of costs incurred until such time as the risks have been partially or wholly mitigated through performance. This methodology is primarily used at the inception of our largest outsourcing contracts where the amount of profit to be recognized on a contract over its term is not yet determinable. Our estimates of revenues and expenses on client contracts change periodically in the normal course of business, occasionally due to modifications of our contractual arrangements. In addition, the implementation of cost saving initiatives and achievement of productivity gains generally results in a reduction of estimated total contract expenses on affected client contracts. For client contracts accounted for under the percentage-of-completion method, such changes would be reflected in results of operations as a change in accounting estimate in the period the revisions are determined. For all client contracts, provisions for estimated losses on individual contracts are made in the period in which the loss first becomes apparent.

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
U.S federal statutory rate	(34.0%)
Valuation reserve	34.0%
Total	-%

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

NOTE 12 - REVERSE ACQUISITION AGREEMENT WITH NATIONAL DATA, INC. (NDI)

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