Form 10KSB
period 2002-12-31
DICUT INC
filed 2003-04-17
CIK 1110505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-KSB

(Mark One)

[ ] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended _________________

[X] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from April 1, 2002 to December 31, 2002

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

Common Stock, $0.001 par value

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

The issuer's revenues for the nine month period ended December 31, 2002: $707,555.

The aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant, as of April 15, 2003 was $2,327,405 based upon the average of the closing bid and ask price of $0.28 per share as reported by the trading and market services of the NASDAQ OTC Bulletin Board.

As of April 15, 2003, the Registrant had outstanding 19,633,159 shares of its Common Stock, $0.001 par value.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Dicut, Inc. (the "Company") was incorporated in the State of Delaware on May 31, 1994. From formation until August 2001, the Company was in the business of developing a Hydronic Low Pressure Heating and Air Conditioning System. In August 2001, the founders of the Company returned 4,230,000 shares of common stock to the Company in connection with the transfer back to them of their rights to the Hydronic Low Pressure Heating and Air Conditioning System. From August 2001 to December 2001, the Company considered various potential acquisitions, but elected not to close on any of the acquisitions.

On December 12, 2001, the Company purchased 100% of the shares of National Data, Inc. ("National Data") in exchange for 10,500,000 restricted shares of the Company. The shares of National Data were purchased from Raj Kalra.

National Data was formed on November 28, 2001 by Mr. Kalra for the purpose of providing products and services relating to digital data that assure ongoing business activity without threat, disruption, or loss. Prior to the Company's acquisition of National Data, Mr. Kalra, and the other officers and employees of the Company (except for Pierre Quilliam), had devoted significant time and attention to the development of National Data's product line and business and marketing plan while employed by subsidiaries of Nexus Group International, Inc., a Canadian public company, which was engaged in the facial biometric business. The officers and employees left Nexus when Nexus decided to stop funding the operations of the subsidiaries.

The acquisition of National Data by the Company occurred after Mr. Kalra determined that there was little interest by investors in an investment in a private company, and therefore it would be necessary to make National Data part of a publicly traded company in order to raise the necessary capital to implement its business plan. The acquisition of National Data was not subject to any state or federal regulatory approvals.

Since the acquisition of National Data, the Company has formed three divisions:

Software Solutions Group - The Software Solutions Group (which operates through VeriCentrix, Inc., a subsidiary) standardizes and automates complex procedures through the software tools for highly regulated industries such as healthcare, government services and specific manufacturing fields. Currently, the majority of the business of the Software Solutions Group has involved two significant U.S. government contracts. One is a contract awarded by the Government Services Administration (GSA) in late 2002 to automate and supply printing services for the distribution of secure patient medical information in connection with the distribution of prescriptions by the U.S. Department of Veterans Affairs. The initial contract concerned the initial development of an automated system for the Veterans Affairs' consolidated mail outpatient pharmacy in Murfreesboro, Tennessee. The contract involves the creation and administration of a system to automate the printing and mailing of fact sheets relating to prescriptions, and has a term of one year, with four one (1) year renewal options. The Murfreesboro facility handles approximately 14% of all prescriptions processed by the Department of Veterans Affairs. In addition, the Company is working with the Department of Veterans Affairs to extend the system to the entire Veterans Administration, in which event the recurring revenues that the Company records would increase substantially. Under the automated system developed by the Company, electronic data for each prescription is transmitted to an offsite printing company, which prints, assembles and mails the fact sheets for the patients automatically.

The other contract is as a subcontractor of an entity that has a contract with the U.S. Department of Veterans Affairs to install, network and configure computers within the Veterans Affairs offices in Dallas, Texas. The contract has a total value of approximately $684,000. At April 15, 2003, the Company has substantially completed its obligations under the contract, and expects to receive an initial payment in the near future.

The Company markets these services through its inhouse sales force, who monitor the availability of significant projects through their contacts within the government and private industry. The market for these contracts is very competitive, with many larger, more established and better capitalized providers of similar services. In addition, with respect to government contracts, the government is normally required to engage in competitive bidding prior to awarding a significant contract, which reduces the potential profit margin on such contracts.

Security Services Group - The Security Services Group markets security products and services. The principal activity of the Security Services Group at this time consists of providing offsite backup services to fourteen commercial customers, which generates recurring revenues of approximately $8,000 per month. The Company utilizes licensed third-party software installed on the customers' computers to provide the backup services over the internet, and contracts with a third-party that maintains a secure data center to provide secure storage of the customers' data. The Company's services are currently marketed by the Company's inhouse sales force through sales calls and by referrals from the Company's third party data center provider. The market for the backup services provided by the Company is very competitive, with a number of companies offering similar offsite backup solutions at comparable prices.

Detect-X - Detect-X (which operates through Detect-X, Inc., a subsidiary) was created to develop and market a proprietary suite of sensors to detect the presence of bio-terrorism threats, explosives and contraband narcotics using technology licensed from the University of South Carolina Research Foundation on December 26, 2002. To date, Detect-X has generated no revenues, and is only in the development stage. Utilizing the licensed technology, Detect-X has developed plans for a handheld device that detects the presence of anthrax. The technology utilizes multiple optical emission light source to detect anthrax, and requires that the anthrax be in the "line of sight," meaning it cannot detect anthrax that is sealed in a package or luggage unless some of the anthrax has leaked out. The Company plans to use contract manufacturers to manufacture the devices, and has begun initial sales and marketing efforts. To date, the Company has two commercial customers interested in purchasing the devices. The Company believes that there is a significant state and federal government market for anthrax detection devices, particularly in the U.S. Postal Service, convention halls, courthouses, and other high profile government offices. In addition, the Company believes that there is a significant commercial market for anthrax detection devices, particularly among companies that perceive themselves the likely target of a terrorist attack, such as media organizations, sport and concert venues, shopping malls, office buildings, private courier services, etc. While there are other devices and procedures for the detection of anthrax, the Company believes that its device is superior to alternative testing procedures because it is noninvasive and nontoxic mode of detection that provides an instantaneous response with a lower failure rate. The Company expects that it will able to ship the product by September 2003, and intends to market the product through its inhouse sales force, as well as third-party resellers.

RISK FACTORS

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

The Company's success is dependent on the services of its principle officers and employees: Raj Kalra, Pierre Quilliam, Kerry Moody, Don Yochum, Sam Galbraith. The loss of any officer or director could have a material adverse effect on the Company's business or results of operations. The Company does not maintain "key-man" life insurance policies on the lives of its officers to compensate the Company in the event of their deaths. The Company has no employment or non-compete agreements with any other of its key employees or officers other than Messrs. Kalra or Quilliam.

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

ITEM 2. DESCRIPTION OF PROPERTY

The executive offices of the Company are located at 2150 Northwest Parkway, S.E., Suite H, Marietta, Georgia 30067. The executive offices are subleased pursuant to a lease that expires on October 31, 2004, consist of approximately 6,315 square feet of space, and provides for monthly rent payments of $5,607.83 per month during 2003.

ITEM 3. LEGAL PROCEEDINGS

On November 19, 2001, a legal proceeding was commenced under Section 16 of the Securities Exchange Act of 1934 in United States District Court, Southern New York, against the Company and Pierre Quilliam, President of the Company by Deborah Donoghue for short swing profits allegedly realized by Mr. Quilliam. On July 30, 2002, the disinterested board of directors approved a settlement with Mr. Quilliam under which his liability was settled by applying $83,467 in loans due Mr. Quilliam in satisfaction of the claim. The court indicated by letter that it was inclined to dismiss Mr. Quilliam from the action based on Mr. Quilliam's payment of the amount due; however, Mr. Quilliam has not received a formal dismissal of the action to date. The Company elected not to appear in the action on the grounds that the court lacks jurisdiction over it. The plaintiff's attorney submitted a request that a default judgment be entered against the Company for approximately $12,000 in reimbursement of the plaintiff's attorney's fees in the action. The Company has not opposed the request for a default judgment on the grounds that existing law will entitle it to challenge the validity of the judgment on jurisdictional grounds in the event legal action is ever taken to collect it.

On September 27, 2002, Fifth Third Bank sued the Company and Raj Kalra, the Company's chairman and chief executive officer, for $556,950. The plaintiff made a loan to Expidant in the amount of approximately $800,000 that was secured by all of Expidant's assets. The plaintiff contends that the Company unlawfully converted the proceeds of its collateral by receiving collateral proceeds in the amount of $556,950 from Expidant. The Company believes that all funds received from Expidant were lawful and authorized, and intends to defend the action vigorously. The case is currently in the discovery phase and is being actively defended by the Company. There can be no assurance, however, that the Company will be successful in its defense or that the final resolution of this matter will not have a material adverse effect on the financial condition or operation of the Company.

On December 6, 2002, Qwest Communications Corporation, another creditor of Expidant, filed a suit against the Company to recover $137,124. The plaintiff performed services for Expidant and is claiming that the Company is obligated to pay all liabilities of Expidant. The Company believes that it has no obligation to pay Expidant's liability to the plaintiff and intends to defend the action vigorously. There can be no assurance, however, that the Company will be successful in its defense or that the final resolution of this matter will not have a material adverse effect on the financial condition or operation of the Company.

The Company was sued in four separate lawsuits in small claims court in Indiana by employees of Expidant. Each lawsuit claims $6,000, the maximum jurisdictional amount of the court, for failure to pay wages. The Company chose not to defend any of the actions, and believes that default judgments have been rendered against the Company in all of the cases for the full amount claimed. The Company has settled two of the cases.

A vendor to the Company has demanded payment of $42,000 from the Company. The vendor was retained to purchase and install security devices at a U.S. Veterans Administration facility in early 2002. The Company contends that the vendor installed the devices incorrectly, which resulted in the Company retaining another firm to reinstall the devices. In addition, the Company had to pay additional consequential damages arising out of the incorrect installation. As a result, the Company believes that it has a valid defense to payment of part or all of the amount claimed by the vendor and intends to defend the action vigorously.

In early 2002, the Company was advised that the Securities and Exchange Commission ("SEC") had an open investigation involving the Company and one of its former officers and directors. To date, the SEC has not requested any documents from the Company or any of its current officers or directors, and the Company does not know what issues or events involving the Company are the subject of the SEC investigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At various times in 2002, Raj Kalra and Pierre Quilliam executed shareholder consents approving resolutions to increase the number of authorized shares of common stock to 150,000,000. However, implementation of the resolutions has been delayed pending clearance of a Schedule 14C by the Securities and Exchange Commission.

In November 2002, Messrs. Kalra and Quilliam executed a shareholder consent approving an amendment to the Company's Certificate of Incorporation to authorize the Company to issue 150,000,000 shares of Class A Common Stock, par value $0.001 per share, and 5,000,000 shares of Class B Common Stock, par value $0.001 per share. Each share of common stock outstanding at the effective date of the reclassification will automatically be converted into one share of Class A Common Stock. The rights, privileges and preferences of the Class A and B Common Stock are as follows:

Dividends and Distributions. Each share of Class A Common Stock and each share of Class B Common Stock shall have identical rights with respect to dividends and distributions (including distributions in connection with any recapitalization, and upon liquidation, dissolution or winding up of the Corporation; provided, that dividends or distributions payable on Common Stock in shares of Common Stock shall be made only to all holders of Common Stock, and may be made only in shares of Class A Common Stock to the record holders of Class A Common Stock and in shares of Class B Common Stock to the record holders of Class B Common Stock.

Shareholder Votes. On each matter that the holders of Common Stock are entitled to vote, each share of Class A Common Stock shall be entitled to one (1) vote per share and each share of Class B Common Stock shall be entitled to twenty (20) votes per share.

Election of Directors. In the event there are any shares of Class A Common Stock and Class B Common Stock outstanding at the same time, then the holders of the Class B Common Stock shall be entitled to elect the following number of total directors: (a) if there are an even number of total directors, one-half of the total number of directors plus one; and (b) if there are an odd number of directors, one-half of the total number of directors plus one-half.

Reclassification of Existing Shares. Each share of common stock outstanding on the effective date of the Reclassification Amendment shall be automatically converted into one (1) share of Class A Common Stock, and all outstanding securities convertible or exchangeable into shares of common stock shall become convertible or exchangeable into an equal number of shares of Class A Common Stock.

Implementation of the resolution has been delayed pending clearance of a Schedule 14C by the Securities and Exchange Commission.

PART II

ITEM 5. MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's common stock is registered with the United States Securities and Exchange Commission under section 12(g) of the Securities Exchange Act of 1934. The Company's stock is traded on the NASDAQ OTC Bulletin Board under the symbol "DCUT." The following table summarizes the low and high prices for the Company's common stock for the twelve months ended December 31, 2002, and the period from inception of trading in 2001 to December 31, 2001.
	2001		2002
	High	Low	High	Low
First Quarter	--	--	0.31	0.07
Second Quarter	--	--	0.19	0.02
Third Quarter	3.01	0.45	0.10	0.02
Fourth Quarter	0.60	0.15	0.48	0.01

The high and low quotes on the Company's common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. There were 125 shareholders of record of the common stock as of March 26, 2003. This number does not include an indeterminate number of shareholders whose shares are held by brokers in "street name." The Company has not declared any cash dividends on its Common Stock during its fiscal years ended on December 31, 2001 or 2002. The Board of Directors of the Company has made no determination to date to declare cash dividends during the foreseeable future.

During the quarter ended December 31, 2002, the Company issued the following securities without registration under the Securities Act of 1933:
Issue Date	Purchaser	No. of Shares	Consideration
12/12/2002	Nine individuals	31,125	$5,000
12/20/2002	Don Yochum	250,000	Bonus

All of the shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. Specifically, the shares were issued without public solicitation or advertising to persons who the Company believes had familiarity with the Company's business and financial condition, and were issued with restrictive legends thereon.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Disclosure Regarding Forward Looking Statements

This Transition Report on Form 10-KSB includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended ("Forward Looking Statements"). All statements other than statements of historical fact included in this report are Forward Looking Statements. In the normal course of its business, the Company, in an effort to help keep its shareholders and the public informed about the Company's operations, may from time-to-time issue certain statements, either in writing or orally, that contain or may contain Forward Looking Statements. Although the Company believes that the expectations reflected in such Forward Looking Statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, past and possible future, of acquisitions and projected or anticipated benefits from acquisitions made by or to be made by the Company, or projections involving anticipated revenues, earnings, levels of capital expenditures or other aspects of operating results. All phases of the Company operations are subject to a number of uncertainties, risks and other influences, many of which are outside the control of the Company and any one of which, or a combination of which, could materially affect the results of the Company's proposed operations and whether Forward Looking Statements made by the Company ultimately prove to be accurate. Such important factors ("Important Factors") and other factors could cause actual results to differ materially from the Company's expectations as disclosed in this report. All prior and subsequent written and oral Forward Looking Statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Important Factors described below that could cause actual results to differ materially from the Company's expectations as set forth in any Forward Looking Statement made by or on behalf of the Company.

Results of Operations

During the nine months ended December 31, 2002, the Company had revenues of $707,555, cost of revenues of $607,743, and gross profit of $99,812. A significant portion of the Company's revenues in the nine months ended December 31, 2002 were derived as a subcontractor on a computer software and services contract with the U.S. Department of Veterans Affairs. The other major source of revenues was initial billings under the Company's GSA contract with the U.S. Department of Veterans Affairs for printing purposes. The remainder of the Company's revenues were derived from the provision of backup and data security services to private companies.

The Company does not believe that revenues for the nine months ended December 31, 2002 are indicative of revenues that the Company will incur in future periods. Late in 2002, the Company received an initial GSA contract to develop an automated system for the Veterans Affairs' consolidated mail outpatient pharmacy in Murfreesboro, Tennessee. The contract involves the creation and administration of a system to automate the printing and mailing of fact sheets relating to prescriptions, and has a term of one year, with four one (1) year renewal options. The Murfreesboro facility handles approximately 14% of all prescriptions processed by the Department of Veterans Affairs. The Company expects to generate substantial recurring revenues over the life of the contract. In addition, the Company is working with the Department of Veterans Affairs to extend the system to the entire Veterans Administration, in which event the recurring revenues that the Company records would increase substantially. On the other hand, revenues for the nine months ended December 31, 2002 were higher than normal due to a large nonrecurring contract to provide computer and network software and services to the Department of Veterans Affairs office in Dallas, Texas. The Company expects its backup and data security division to grow at a normal pace in future periods.

For the nine months ended December 31, 2002, the Company recorded selling, general and administrative expenses of $2,237,253, which resulted in an operating loss of ($2,137,441). The Company recorded large operating expenses due to costs incurred in the commencement of active operations. The Company expects that it will incur similar selling, general and administrative expenses for the foreseeable future. However, the Company expects to become profitable in the second half of fiscal 2003 as it implements its printing contract at the Department of Veterans Affairs on a nationwide basis.

For the period from November 28, 2001 to March 31, 2002, the Company recorded revenues of $228,002. Approximately 95% of the Company's revenues in the period ended March 31, 2002 were derived from a serious of contracts and purchase orders with the U.S. Veterans Administration to provide data protection and security products and services. For the period from November 28, 2001 to March 31, 2002, the Company incurred operating expenses of $712,530, which was substantially greater than the Company's revenues during this period, resulting in a net loss from operations of ($496,273).

Liquidity and Sources of Capital

As of December 31, 2002, the Company had current assets of $747,176, current liabilities of ($2,924,433), a working capital deficit of ($2,177,257) and negative shareholders' equity of ($1,936,573). The Company has substantial current liabilities for notes payable to investors, accrued but unpaid payroll taxes, and accounts payable associated with a significant contract for services rendered on a U.S. Department of Veterans Affairs project. In addition, the Company owes substantial amounts to its executive officers for accrued salaries and loans made to the Company.

The Company's working capital is currently insufficient for the Company to implement its business plan. Therefore, the Company is actively working with potential investors in the Company who have expressed an interest in investing in common stock or convertible securities, and the Company expects to be able to raise sufficient capital to meet its liquidity needs until it achieves profitable operations. To date, the Company has relied upon investment proceeds as well as loans from officers and the deferral of management salaries to satisfy its working capital needs. Until the Company is able to raise more capital, the Company plans to continue deferring the salary of key employees and payment to some vendors, and to negotiate payment extensions and payment deferral agreements with significant creditors.

ITEM 7. FINANCIAL STATEMENTS.

The financial statements required by Item 310 of Regulation S-B are attached hereto as Exhibit A.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 14, 2001, Dicut was notified of the death of Barry Friedman, the company's independent auditor. During the Company's two most recent fiscal years and the subsequent interim period preceding the death of Mr. Friedman, there were no disagreements between Dicut and Mr. Friedman with respect to any matter of accounting principles or practices, financial statement disclosure or audit scope or procedure. The report on the Company's financial statements prepared by Mr. Friedman for either the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles. On May 14, 2001, Dicut engaged G. Brad Beckstead, CPA as the Company's independent auditor to audit the Company's financial statements. Neither the Company nor anyone on its behalf consulted G. Brad Beckstead, CPA during the two fiscal years prior to his appointment regarding any matter for which reporting is required under Regulation S-B, Item 302 (a) (2) (i) or (ii) and the related instructions. The decision to engage G. Brad Beckstead, CPA was approved by the Board of Directors.

On January 30, 2003, the Company retained Tauber and Balser, P.C. ("Tauber") as its independent public auditors to replace Beckstead and Watts, LLP ("Beckstead"), which resigned on November 21, 2002. Beckstead's report for the year ended March 31, 2002 does not contain an adverse opinion or disclaimer of opinion, and was not modified as to uncertainty, audit scope, or accounting principles, other than the qualification of the financial statements as having been prepared on a going concern basis. For the fiscal years ended March 31, 2001 and 2002, and the interim period from April 1, 2002 to November 21, 2002, the date the relationship ended, there were no disagreements with Beckstead on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the former accountant's satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report. The Company has authorized Beckstead to respond fully to the inquiries of the successor accountant concerning its dismissal. Prior to retaining Tauber, the Company did not consult with Tauber regarding the application of accounting principles as to a specified or contemplated transaction, or the type of audit opinion that might be rendered on the Company's financial statements.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTIONS 16(A) OF THE EXCHANGE ACT

The following table sets forth certain information concerning directors, executive officers and key employees of the Company:
Name	Age	Position
Raj Kalra	39	Chairman and CEO
Pierre Quilliam	64	Director, President and CFO
Kerry Moody	45	Director and Executive Vice President
Don Yochum	49	Executive Vice President, Sales
Sam Galbraith	56	Executive Vice President, Business Development

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

Pierre Quilliam, Director, President and Chief Financial Officer - Mr. Quilliam has served as a director and president of the Company since September 19, 2001, and additionally served as chief executive officer of the Company from September 19, 2001 to December 12, 2001. In September 2000, Mr. Quilliam was elected to the Board of Directors, and also appointed President and Chief Executive Officer, of American Electric Automobile Company, Inc., which is publicly traded on the Pink Sheets under the symbol "AEAC." From 1975 to 1980, Mr. Quilliam established and operated Outico, Ltd., a reseller of industrial tools and equipment. From 1980 to the present, Mr. Quilliam has established and managed ten companies in various capacities, including finance, consulting, accounting and management. On November 19, 2001, a legal proceeding was commenced in United States District Court, Southern New York, against the Company and Pierre Quilliam, President of the Company by Deborah Donoghue for short swing profits allegedly realized by Mr. Quilliam. Mr. Quilliam has filed a motion to dismiss the action on the grounds that the court does not have jurisdiction over him. The Company is currently investigating the allegations.

Kerry Moody, Director and Executive Vice President - has been National Data, Inc.'s Vice President of Government Affairs since January 2002. From October 2000 to December 2001, Mr. Moody was Vice President of Government Affairs for Acsys Biometrics USA, Inc. From January 1999 to October 2000, Mr. Moody was Chief Executive Officer ASAP Connect, Inc. From January 1995 to December 1998, Mr. Moody was Executive Vice President of First Merchant Associates.

Don Yochum, Executive Vice President, Sales - Mr. Yochum has been National Data, Inc.'s Executive Vice President of Sales since December 2001. From October 2000 to November 2001, Mr. Yochum was Executive Vice President of Sales for Acsys Biometrics USA, Inc. From January 1996 to December 2000, Mr. Yochum was Vice President of Channel Sales for Amquest, Inc.

Sam Galbraith, Executive Vice President, Business Development - Mr. Galbraith has been National Data, Inc.'s Director of Operations since November 2001. From November 2000 to November 2001, Mr. Galbraith was Director of Operations for Platinum Intermedia, Inc. From January 2000 to October 2000, Mr. Galbraith was Director of Operations for Foodvision, Inc. From August 1998 to January 2000, Mr. Galbraith was Vice president of Sales and Marketing for Gemini Foods International. From April 1996 to December 1998, Mr. Galbraith was President and Chief Operating Officer of Tri-M Management, Inc.

At this time, the board does not have any committees, including an audit, nominating or compensation committee.

There are no family relationships among any of the officers or directors of the Company.

Compliance with Section 16

Based on the Company's review of filings received by it through February 13, 2003, the Company believes that certain officers and directors may not have filed certain forms required by Section 16 of the Securities Exchange Act of 1934, as follows:

  A company controlled by Pierre Quilliam purchased 30,000 shares of common stock in September 2002, and did not file a Form 4 reporting the transaction, although he has filed a Form 5 reporting the transaction;
  Raj Kalra transferred 5,250,000 shares of common stock to Pierre Quilliam on November 18, 2002, and neither filed a Form 4 reporting the transaction, although each has since filed a Form 5 reporting the transaction;
  Kerry Moody, Sam Galbraith, and Don Yochum returned for cancellation certain shares previously issued to them for compensation, and failed to file a Form 4 reporting the transaction, although each has filed a Form 5 reporting the transaction;
  Kerry Moody, Sam Galbraith, and Don Yochum each received a warrant to purchase 1,000,000 shares of common stock at $0.10 per share in 2002, but failed to file a Form 4 or 5 reporting the transaction, although each plans to file an amended Form 5 reporting the transaction;
  Kerry Moody filed a Form 3 on June 19, 2002, that erroneously omitted the fact that he was a director of the Company;
  Kerry Moody and Raj Karla each own fifty percent of Partners Group, which made a $34,000 loan to the Company that is convertible into common stock at $1 per share, and each failed to report their beneficial ownership of the shares of common stock into which the note is convertible on a Form 3, 4 or 5, although each intends to file an amended Form 5 reporting the transaction.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the compensation earned by the Company's executive officers during the last three fiscal years and other officers who received compensation in excess of $100,000 during any of the last three fiscal years. In accordance with Item 402(a)(5), the Company has omitted certain columns from the table required by Item 402(b).

Summary Compensation Table
	Annual Compensation (1)			Long Term Compensation
Name and Principal Position	Year	Salary ($)	Other Annual Compensation	Securities Underlying Options/SARs (#)
Fred McNorton, President and Director (2)	December 31, 2002 March 31, 2002 March 31, 2001 March 31, 2000	0 0 0 0	0 0 0 0	0 0 0 0

Stephen Nemergut, President and Director (3)	December 31, 2002 March 31, 2002 March 31, 2001 March 31, 2000	0 0 0 0	0 0 0 0	0 0 0 0

Pierre Quilliam, Chief Executive Officer, President and Director (4)	December 31, 2002 March 31, 2002 March 31, 2001 March 31, 2000	131,250 51,042 0 0	60,000 0 0 0	0 0 0 0

Raj Kalra, Chief Executive Officer and Director (5)	December 31, 2002 March 31, 2002 March 31, 2001 March 31, 2000	131,250 51,042 0 0	60,000 0 0 0	0 0 0 0

Don Yochum, Executive Vice President, Sales (6)	December 31, 2002 March 31, 2002 March 31, 2001 March 31, 2000	98,653 31,154 0 0	75,000 0 0 0	1,000,000 0 0 0

(1) The Company recently changed its fiscal year end to December 31, and all compensation amounts for December 31, 2002 are for the nine months ended December 31, 2002. All compensation amounts for the period ended March 31, 2002 are for the period from November 28, 2001 to March 31, 2002.

(2) Mr. McNorton's served as President from inception of the Company to August 8, 2001.

(3) Mr. Nemergut served as President from August 8, 2001 to September 19, 2001.

(4) Mr. Quilliam served as Secretary/Treasurer of the Company from August 8, 2001 to September 19, 2001. He then served as Chief Executive Officer of the Company from September 19, 2001 to December 12, 2001, as President from September 19, 2001 to the present, and as Chief Financial Officer from August 2002 to the present. Mr. Quilliam's compensation is based on a three year employment agreement dated December 12, 2001 that provides for a base salary of $175,000 in the first year, $200,000 in the second year, and $225,000 in the third year. During the period ended December 31, 2002, Mr. Quilliam received 200,000 shares of common stock valued at $0.30 per share for director services.

(5) Mr. Kalra served as Chief Executive Officer of the Company from December 12, 2001 to the present. Mr. Kalra's compensation is based on a three year employment agreement dated December 12, 2001 that provides for a base salary of $175,000 in the first year, $200,000 in the second year, and $225,000 in the third year. During the period ended December 31, 2002, Mr. Kalra received 200,000 shares of common stock valued at $0.30 per share for director services.

(6) Mr. Yochum served as Executive Vice President, Sales since January 1, 2002 to the present. Mr. Yochum's compensation is based on an employment agreement that provides for a base salary of $135,000 per year. During the nine months ended December 31, 2002, Mr. Yochum received 250,000 shares of common stock valued at $0.30 per share as a bonus. In addition, Mr. Yochum received warrants to purchase 1,000,000 shares of common stock at $0.10 per share.

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

The Company did not re-price any options or stock appreciation rights during the nine months ended December 31, 2002. The Company did not have outstanding any options or stock appreciation rights as of March 31, 2002 and December 31, 2002. During the nine months ended December 31, 2002, no options or stock appreciation rights were exercised by any of the named executive officers.

Employment and Deferred Compensation Agreements

On December 12, 2001, the Company entered into identical Employment Agreements with Raj Kalra and Pierre Quilliam. The Employment Agreements provide that Messrs. Kalra and Quilliam shall be employed by the Company for a term of three years, and are entitled to a base salary of $175,000 in the first year, $200,000 in the second year, and $225,000 in the third year. Messrs. Kalra and Quilliam are also entitled to a commission on sales generated by them consistent with the Company's commission policy for all sales personnel. In addition, they are each entitled to an incentive bonus equal to 10% of the Company's adjusted net profits for the fiscal year beginning in 2002. Further, they are each entitled to 8 weeks paid holiday and 14 personal days, sick leave, medical and group insurance, participation in pension or profit sharing plans of the Company, and a car allowance of up to $2,000 per month. In the event of a termination of the Employment Agreement without cause by the Company, they will be entitled to severance equal to 75% of their remaining base salary under the Employment Agreements. The Employment Agreements contain provisions prohibiting them from competing with the Company or soliciting customers or employees from the Company for a period of one year following the termination of their employment.

On January 15, 2003, the Company's board of directors approved an amendment to the Employment Agreements of Messrs. Kalra and Quilliam approving an increase in their salary from $200,000 per year to $225,000 per year for the second year of the Employment Agreements.

Option/SAR Grants in Last Fiscal Year
Name	Number of Securities Underlying Options/SARs Granted (#)	% of Total Options/SARs Granted to Employees in Fiscal Year (1)	Exercise Price or Base Price ($/Sh)	Expiration Date
Don Yochum	1,000,000	15.4%	$0.10	March 13, 2005

(1) The Company issued warrants to purchase 6,500,000 shares of Common Stock to employees other than Mr. Yochum. In addition, during 2002, the Company issued warrants to purchase Common Stock to outside consultants, advisors and investors who were not employees of the Company, and therefore such warrants are not included in the calculations.

Aggregate Option/SAR Exercises in Last Fiscal Year and Fiscal Year End Option/SAR Values
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Options/SARs at Fiscal Year End (1)	Value of Unexercised In-the-Money Options/SARs at Fiscal Year End ($) (1)(2)
Don Yochum (3)	--	--	1,000,000	$320,000

(1) All of the warrants held by Mr. Yochum are currently exercisable.

(2) Based on the closing price of $0.42 per share on December 31, 2002.

(3) Mr. Yochum holds 1,000,000 warrants to purchase Common Stock at $0.10 per share.

The Company did not reprice any options or stock appreciation rights during the last fiscal year. The Company does not have any compensatory plan or arrangement with any executive officer under which the Company would be obligated to pay any amount upon the resignation, retirement, termination of employment or change-in-control of the Company.

Compensation of Directors

The Company currently pays 200,000 shares of common stock per year for up to 24 meetings of directors, and would reimburse directors for any reasonable out-of-pocket expenses incurred in attendance at board meetings or any expenses generated in connection with the performance of services on the behalf of the Company. On December 20, 2002, the Company issued Messrs. Kalra and Quilliam 200,000 shares of common stock each as compensation for director services during 2002. Mr. Moody accepted his appointment as director on April 3, 2002, and Mr. Moody's accrued director compensation was 150,000 shares at December 31, 2002.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of March 26, 2003, as to the Company's common stock beneficially owned by (i) each executive officer and director of the Company, (ii) all directors and executive officers of the Company as a group, and (iii) any person who is known by the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company's common stock.
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Raj Kalra (2) 2150 Northwest Parkway, S.E., Suite H Marietta, Georgia 30067	5,467,000	17.8%
Pierre Quilliam (3) 2150 Northwest Parkway, S.E., Suite H Marietta, Georgia 30067	5,121,000	26.1%
Kerry Moody (4) 2150 Northwest Parkway, S.E., Suite H Marietta, Georgia 30067	1,517,000	7.3%
Sam Galbraith (5) 2150 Northwest Parkway, S.E., Suite H Marietta, Georgia 30067	1,000,000	4.8%
Don Yochum (6) 2150 Northwest Parkway, S.E., Suite H Marietta, Georgia 30067	1,250,000	6.1%
All Officers and Directors as a Group	14,355,000	63.3%

(1) Based upon 19,633,159 common shares issued and outstanding as of April 15, 2003.

(2) Mr. Kalra's shares include 5,450,000 shares that he owns, plus 17,000 shares that he has the right to acquire by virtue of his 50% ownership of Partners Group, which made a $34,000 loan to the Company that is convertible into shares of common stock at $1 per share.

(3) Mr. Quilliam's shares include 5,000,000 shares that he owns, plus 121,000 shares that are owned by a company that he controls.

(4) Mr. Moody's shares include 500,000 shares that he owns, plus 17,000 shares that he has the right to acquire by virtue of his 50% ownership of Partners Group, which made a $34,000 loan to the Company that is convertible into shares of common stock at $1 per share, and 1,000,000 shares that he has the right to acquire pursuant to a warrant to purchase shares of common stock at $0.10 per share (subject to the Company's amending its Certificate of Incorporation to increase the number of authorized shares).

(5) Mr. Galbraith's shares include 1,000,000 shares that he has the right to acquire pursuant to a warrant to purchase shares of common stock at $0.10 per share (subject to the Company's amending its Certificate of Incorporation to increase the number of authorized shares).

(6) Mr. Yochum's shares include 250,000 shares that he owns, plus 1,000,000 shares that he has the right to acquire pursuant to a warrant to purchase shares of common stock at $0.10 per share (subject to the Company's amending its Certificate of Incorporation to increase the number of authorized shares).

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

As of December 31, 2002, the Company was indebted to Raj Kalra, the Company's CEO, director and shareholder, in the aggregate amount of $156,701, consisting of accrued but unpaid salary, a note payable to Mr. Kalra for the purchase of furniture in the carrying amount of $90,915, and advances of $30,498, less payments.

As of December 31, 2002, the Company was indebted to Pierre Quilliam, the Company's president, director and shareholder, in the aggregate amount of $176,992, consisting of accrued but unpaid salary and advances of $115,167, less payments and credits.

During the nine months ended December 31, 2002, the Company and Mr. Quilliam, who is an officer and director of the Company, settled a certain liability that arose as a result of a violation under Section 16 of the Securities Exchange Act of 1934 by canceling $83,467 of indebtedness due Mr. Quilliam by the Company.

As of December 31, 2002, the Company is indebted to A.J. Galiano, a former officer of the Company, in the amount of $10,000 (exclusive of amounts owed for salary and out-of-pocket expenses). Mr. Galiano has agreed to receive 100,000 shares of common stock in satisfaction of this obligation.

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

At December 31, 2002, the Company had outstanding a note payable in the amount of $34,000 to a company that is jointly owned by Mr. Kalra, the Company's Chairman and Chief Executive Officer and Kerry Moody, an officer and director of the Company. The loan was for working capital purposes. Part of the loan proceeds were originally obtained from a $25,000 loan by an unrelated financial institution to Mr. Moody, which loan was guaranteed by the Company in October 2002.

At December 31, 2002, the Company was indebted to a company that is owned by the daughter of the Company's President, who is also a director of the Company, for $43,800, plus interest. The loan was for working capital purposes.

In December 2002, the Company issued 400,000 shares of its common stock, valued at $120,000, to Messr. Kalra and Quilliam for director services. During the nine months ended December 31, 2002, the Company paid Kerry Moody $23,000 in cash for consulting services. The Company also accrued $45,000 at December 31, 2002 for unpaid director compensation, which will be paid in 2003 by the issuance of shares of the Company's common stock.

During the nine months ended December 31, 2002, the Company issued 250,000 shares of its common stock to Don Yochum, an officer of the Company, as additional compensation.

During the nine months ended December 31, 2002, the Company granted certain officers for employee services stock warrants to purchase 3,000,000 shares of its common stock at an exercise price of $0.10 per share, expiring in February 2005.

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

3.2	By-Laws of the Company (incorporated by reference from the Form 10-SB of the Company filed on March 30, 2000)
4.1	Form of Common Stock Certificate of the Company (incorporated by reference from the Form 10-SB of the Company filed on March 30, 2000)
10.1	Executive Employment Agreement of Raj Kalra (incorporated by reference from the Form 8-K/A of the Company filed February 14, 2002)
10.2	Executive Employment Agreement of Pierre Quilliam (incorporated by reference from the Form 8-K/A of the Company filed February 14, 2002)
10.3	Board Resolution approving option plan for Raj Kalra and Pierre Quilliam (incorporated by reference from the Form 10-KSB/A of the Company filed March 6, 2003)
10.4

Dicut, Inc. 2002 Employee, Consultant and Advisor Stock Compensation Plan (incorporated by reference to the Registration Statement on Form S-8 of the Company filed on February 25, 2002, Registration No. 333-83386)

10.5	Dicut, Inc. 2002 Stock Option Plan (incorporated by reference to the Registration Statement on Form S-8 of the Company filed on February 25, 2002, Registration No. 333-83386)
11	Statement re: computation of earnings per share (included within financial statements filed pursuant to Part II, Item 7).
16	Letter on change in independent public auditors (incorporated by reference from the Form 8-K of the Company filed on May 16, 2001)
22	Subsidiaries of the Registrant
24.1	Consent of G. Brad Beckstead, CPA
24.2	Consent of Tauber and Balser, P.C.

(b) Reports on Form 8-K. During the quarter ended December 31, 2002, the Company filed the following reports on Form 8-K:

  On November 26, 2002, the Company filed a Report on Form 8-K, reporting in Item 4 of the resignation of Beckstead and Watts, LLP as the Company's independent public auditors.
  On December 13, 2002, the Company filed a Report on Form 8-K reporting on Item 5 of the Company's receipt of a material contract from the U.S. Department of Veterans Affairs.
  On December 13, 2002, the Company filed a Report on Form 8-K/A amending its Report on Form 8-K filed on November 26, 2002 concerning the resignation of Beckstead and Watts, LLP as the Company's independent public auditors.

SIGNATURES

In accordance with Section 13 of 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.
DICUT, INC.
Dated: April 16, 2003	/s/ Raj Kalra
Raj Kalra, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Dated: April 16, 2003	/s/ Raj Kalra
Chairman and Chief Executive Officer

Dated: April 16, 2003	/s/ Pierre Quilliam
Pierre Quilliam, Director

Dated: April 16, 2003	/s/ Kerry Moody
Kerry Moody, Director

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

SEC RELEASE NO. 33-8124

I, Raj Kalra, Chairman and Chief Executive Officer of the Company, certify that:

(1) I have reviewed this transition report on Form 10-KSB of Dicut, Inc.;

(2) Based on my knowledge, this transition report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this transition report;

(3) Based on my knowledge, the financial statements, and other financial information included in this transition report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this transition report;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this transition report is being prepared;

(b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this transition report (the "Evaluation Date"); and

(c) Presented in this transition report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this transition report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Dated: April 16, 2003	/s/ Raj Kalra
Raj Kalra, Chairman and Chief Executive Officer

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

SEC RELEASE NO. 33-8124

I, Pierre Quilliam, Director, President and Chief Financial Officer of the Company, certify that:

(1) I have reviewed this transition report on Form 10-KSB of Dicut, Inc.;

(2) Based on my knowledge, this transition report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this transition report;

(3) Based on my knowledge, the financial statements, and other financial information included in this transition report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this transition report;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this transition report is being prepared;

(b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this transition report (the "Evaluation Date"); and

(c) Presented in this transition report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this transition report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Dated: April 16, 2003	/s/ Pierre Quilliam
Pierre Quilliam, Director, President and Chief Financial Officer

EXHIBIT A

DICUT, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002 AND MARCH 31, 2002

TABLE OF CONTENTS

INDEPENDENT AUDITORS' REPORT

To the Stockholders

Dicut, Inc.

We have audited the accompanying consolidated balance sheet of Dicut, Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the nine months then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dicut, Inc. and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the nine months then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 of the financial statements, the Company's significant losses, limited capital resources, outstanding payroll tax liabilities, and currently maturing debt raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Tauber and Balser, P.C.

April 9, 2003

G. BRAD BECKSTEAD

Certified Public Accountant

3340 Wynn Road, Ste. B

Las Vegas, NV 89102

702.257.1984

702.362.0540 (fax)

INDEPENDENT AUDITOR'S REPORT

April 14, 2003

Board of Directors

Dicut, Inc.

Marietta, GA

I have audited the Statements of Operations, Stockholders' Equity, and Cash Flows of Dicut, Inc. for the year ended March 31, 2002. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement presentation. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the statements of operations, equity and cash flows for the year ended March 31, 2002, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has had limited operations and have not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ G. Brad Beckstead, CPA

G. Brad Beckstead, CPA

DICUT, INC. AND SUBSIDIARIES

BALANCE SHEET

DECEMBER 31, 2002
ASSETS
Current Assets
Cash	$ 38,075
Accounts receivable, net of allowance of $18,000	699,407
Deposits and other	9,694
TOTAL CURRENT ASSETS	747,176

Property and Equipment
Computers and software	143,744
Furniture and fixtures	145,194
288,938
Accumulated depreciation	(53,254)
235,684

Other Asset
Investment	5,000

TOTAL ASSETS	$ 987,860

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Notes payable	$ 877,800
Accounts payable	834,493
Accrued expenses	376,401
Payroll taxes payable	431,613
Billings in excess of costs and estimated earnings on uncompleted contracts	70,433
Due to officers	333,693
TOTAL LIABILITIES (ALL CURRENT)	2,924,433

Stockholders' (Deficit)
Common stock, $0.001 par value, 20,000,000 shares authorized, 17,864,584 shares issued and outstanding	17,864
Common stock to be issued, 3,750,000 shares	75,000
Additional paid-in capital	804,030
Accumulated deficit	(2,739,216)
Unearned compensation	(94,251)
(1,936,573)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 987,860

The accompanying notes are an integral part of these financial statements.

DICUT, INC. AND SUBSIDIARIES

STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2002 AND

THE PERIOD FROM NOVEMBER 28, 2001

TO MARCH 31, 2002
	December 31,	March 31,
	2002	2002
REVENUES, NET
Data processing	$ 141,086	$ 228,002
Software sales	476,767	-
Other	89,702	-
TOTAL REVENUES	707,555	228,002

COST OF REVENUES	607,743	11,745

GROSS PROFIT	99,812	216,257

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,237,253	712,530

LOSS FROM OPERATIONS	(2,137,441)	(496,273)

OTHER INCOME (EXPENSE)
Other-than-temporary decline in value of investment	(95,000)	-
Interest expense	(93,742)	(227)
Other income	83,467	-
	(105,275)	(227)

NET LOSS	$ (2,242,716)	$ (496,500)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$ (0.13)	$ (.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	16,901,598	13,932,097

The accompanying Notes are an integral part of these financial statements.

DICUT, INC. AND SUBSIDIARIES

STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE NINE MONTHS ENDED DECEMBER 31, 2002 AND

THE PERIOD FROM NOVEMBER 28, 2001

TO MARCH 31, 2002
	Common Stock		Common Stock To Be Issued	Additional Paid-In Capital	Accumulated Deficit	Unearned Compensation	Total Stockholders' Deficit
	Shares	Amount
Balance, November 28, 2001	10,500,000	$ 10,500	$ -	$ 50,006	$ -	$ -	$ 60,506

Acquisition of net liabilities of Dicut, Inc.	4,140,000	4,140	-	(9,303)	-	-	(5,163)
Net loss	-	-	-	-	(496,500)	-	(496,500)

Balance, March 31, 2002	14,640,000	14,640	-	40,703	(496,500)	-	(441,157)

Issuance of common stock	31,251	31	25,000	4,969	-	-	30,000
Issuance of common stock for services and payment of accounts payable	3,193,333	3,193	-	570,607	-	(10,443)	563,357
Issuance of stock warrants for services	-	-	-	187,751	-	(139,680)	48,071
Amortization of unearned compensation	-	-	-	-	-	55,872	55,872
Common stock warrants exercised	-	-	50,000	-	-	-	50,000
Net loss	-	-	-	-	(2,242,716)	-	(2,242,716)

Balance, December 31, 2002	17,864,584	$ 17,864	$ 75,000	$ 804,030	$(2,739,216)	$ (94,251)	$ (1,936,573)

The accompanying notes are an integral part of these consolidated financial statements.

DICUT, INC. AND SUBSIDIARIES

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2002 AND

THE PERIOD FROM NOVEMBER 28, 2001

TO MARCH 31, 2002
	December 31,	March 31,
	2002	2002
CASH FLOWS FROM OPERATING ACTIVITES
Net loss	$ (2,242,716)	$ (496,500)
Adjustments:
Depreciation	42,852	10,402
Provision for bad debts	18,000	-
Issuance of common stock for services	441,357	-
Issuance of stock warrants for services	48,071	-
Amortization of unearned compensation	55,872	-
Other-than-temporary decline in value of investment	95,000	-
Recovery of short swing profits	(83,467)	-
Changes in:
Accounts receivable	(564,517)	(152,890)
Deposits and other current assets	1,534	(11,228)
Accounts payable	767,912	183,418
Accrued expenses	165,227	211,174
Payroll taxes payable	421,882	9,731
Billings in excess of costs and estimated earnings on uncompleted contracts	70,433	-
Due to officers	115,496	102,083
Total adjustments	1,595,652	352,690
Net cash used by operating activities	(647,064)	(143,810)

CASH FLOWS FROM INVESTING ACTIVITES
Purchase of investment	(100,000)	-
Purchase of property and equipment	(99,992)	(3,225)
Net cash used by investing activities	(199,992)	(3,225)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from issuance of common stock	30,000	-
Proceeds from exercise of stock warrant	50,000	-
Proceeds from issuance of notes payable	800,000	77,800
(Decrease) increase in due to officers	(19,765)	94,131
Net cash provided by financing activities	860,235	171,931

NET INCREASE IN CASH	13,179	24,896

CASH, BEGINNING OF PERIOD	24,896	-

CASH, END OF PERIOD	$ 38,075	$ 24,896

The accompanying notes are an integral part of these consolidated financial statements.

DICUT, INC. AND SUBSIDIARIES

STATEMENTS OF CASH FLOWS

(CONTINUED)

FOR THE NINE MONTHS ENDED DECEMBER 31, 2002 AND

THE PERIOD FROM NOVEMBER 28, 2001

TO MARCH 31, 2002
	December 31,	March 31,
	2002	2002

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$ 23,353	$ -

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the nine months ended December 31, 2002:

The Company issued 660,000 shares of its common stock, valued at $122,000, as payment for accounts payable which were accrued at March 31, 2002.

During the period from November 28, 2001 to March 31, 2002:

The Company purchased furniture totaling $125,215 from a related party.

The accompanying notes are an integral part of these financial statements.

DICUT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002 AND MARCH 31, 2002

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Dicut, Inc. (the "Company") was organized on May 31, 1994 under the laws of the State of Delaware. The Company has three divisions: The Software Solutions Group develops software solutions for highly regulated industries such as healthcare, government services and specific manufacturing fields, and has primarily worked on several federal government contracts; The Security Services Group provides data backup and offsite storage services to private companies; Detect-X is in the process of developing and marketing a handheld anthrax scanner utilizing licensed optical technology. At March 31, 2002, the Company was in the development stage. In November 2002, the Company commenced significant operations and is no longer in the development stage.

On December 12, 2001, the Company purchased 100% of the shares of National Data, Inc. ("NDI") in exchange for 10,500,000 common shares of the Company. The acquisition was accounted for under the purchase method of accounting as applicable to reverse acquisitions because the former stockholder of NDI controlled the Company's common stock immediately upon conclusion of the transaction. Under reverse acquisition accounting, the post-acquisition entity was accounted for as a recapitalization of NDI. The March 31, 2002 financial statements reflect the consolidated operations of the post-acquisition entity from November 28, 2001, the inception date of the accounting acquirer, NDI, through March 31, 2002.

Summary of Significant Accounting Policies

The accounting principles followed by the Company and the methods of applying those principles, which materially affect the determination of financial position, cash flows or results of operations, are summarized below.

Principles of Consolidation

The consolidated financial statements include the accounts of Dicut, Inc. and its wholly-owned subsidiaries, National Data, Inc. and Vericentrix, Inc.

Fair Value of Financial Instruments

The Company's financial instruments include cash and receivables for which the Company believes that the fair value approximates their carrying amounts. It was impracticable to estimate the fair value of the other financial instruments because of the financial position and results of operations of the Company.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollected amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. The valuation allowance increased from $0 at March 31, 2002 to $18,000 at December 31, 2002.

Concentrations

Accounts receivable are unsecured, and the Company is at risk to the extent that such amounts become uncollectible. During the nine months ended December 31, 2002, revenues from one customer accounted for approximately 67% of total revenue. At December 31, 2002, approximately $547,000 of accounts receivable was due from this customer.

Property and Equipment

Property and equipment are carried at cost. Depreciation is computed principally using the straight-line method over the estimated useful lives of the assets, generally three to seven years.

Revenue Recognition

Revenue is generally recognized when persuasive evidence of an arrangement exists, delivery occurs, the sales price is fixed or determinable, and collectibility is reasonably assured.

The Company provides services under time-and-material, unit-price, or fixed-price contracts which can extend up to 5 years. Under time-and-material and unit-price contracts, revenue is generally recognized when the services are performed.

For certain unit-price and fixed-price contracts, the Company follows the guidance contained in AICPA Statement of Position ("SOP") 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. SOP 81-1 requires the use of percentage-of-completion accounting for long-term contracts that contain enforceable rights regarding services to be provided and received by the contracting parties, consideration to be exchanged, and the manner and terms of settlement, assuming reasonably dependable estimates of revenue and expenses can be made. The percentage-of-completion methodology generally results in the recognition of reasonably consistent profit margins over the life of a contract. Amounts recognized in revenue are calculated using the percentage of services completed, on a current cumulative cost to total cost basis. Cumulative revenues recognized may be less or greater than cumulative costs and profits billed at any point in time during a contract's term. Costs and estimated earnings in excess of billings on uncompleted contracts represents revenues recognized in excess of amounts billed. Billings in excess of costs and estimated earnings on uncompleted contracts represents billings in excess of revenues recognized.

The Company's estimates of revenues and expenses on client contracts change periodically in the normal course of business, occasionally due to modifications of contractual arrangements. In addition, the implementation of cost saving initiatives and achievement of productivity gains generally result in a reduction of estimated total contract expenses on affected client contracts. For client contracts accounted for under the percentage-of-completion method, such changes would be reflected in results of operations as a change in accounting estimate in the period the revisions are determined. For all client contracts, provisions for estimated losses on individual contracts are made in the period in which the loss first becomes apparent.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates used in preparing these financial statements include those used in computing profit percentages under the percentage-of-completion revenue recognition method. It is at least reasonable possible that the significant estimates used will change within the next year.

Change in Fiscal Year

Effective April 1, 2002, the Company changed its fiscal year end to December 31. As a result of this change, the consolidated statements of operations, stockholders' deficit, and cash flows are presented for the nine months ended December 31, 2002 and the period from November 28, 2001 to March 31, 2002. For comparative purposes only, the following table presents the condensed consolidated results of operations for the period from November 28, 2001 to December 31, 2001:
	2002	2001
		(Unaudited)
Total Revenues	$ 707,555	$ -
Total Cost of Revenues	607,743	-
Gross Profit	99,812	-
Selling, General and Administrative Expenses	2,237,253	54,917
Loss from Operations	(2,137,441)	(54,917)
Other Expense, Net	(105,275)	-
Net Loss	$(2,242,716)	$ (54,917)
Net Loss per Common Share - Basic and Diluted	$ (0.13)	$ (0.01)
Weighted Average Number of Common Shares Outstanding	16,901,598	10,007,647

Impairment of Long-Lived Assets

The Company reviews long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value exceeds the fair value of the assets, as measured by discounted cash flows over the remaining life of the assets.

Net Loss Per Share

Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period. As the Company has experienced net losses for the periods presented, potential common shares have an antidilutive effect and are excluded for purposes of calculating diluted earnings per share.

At December 31, 2002 and March 31, 2002, stock warrants and convertible debt to purchase approximately 20,138,500 and 326,000 shares, respectively, of the Company's common stock were not included in the computation of diluted loss per share as their effect would be antidilutive.

Stock-Based Compensation

The Company records compensation expense for non-employees in conjunction with the issuance of its common stock and stock warrants in accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). Such compensation is recorded at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

The Company applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related interpretations in accounting for stock warrants issued to its employees rather than SFAS 123. In accordance with APB 25, since the exercise price of the warrants equaled or were greater than the fair market value of the Company's stock on the date of grant, no compensation expense was reflected in net loss.

Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure ("SFAS 148"), and SFAS 123 require the Company to provide pro forma information regarding net loss and loss per share as if the compensation cost had been determined in accordance with the fair value based method prescribed in SFAS 123.
	December 31,	March 31,
	2002	2002
Net loss, as reported	$(2,222,716)	$ (496,500)
Less: Stock-based employee compensation expense included in net loss	-	-
Add: Total stock-based employee compensation expense determined under fair value method for all awards	(476,298)	-
Pro forma net loss	$(2,699,014)	$ (496,500)
Net loss per share, basic and diluted
As reported	$ (0.13)	$ (0.04)
Pro forma	$ (0.17)	$ (0.04)

The Company estimates the fair value of each stock warrant at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield; expected volatility of 311%; risk free interest rate of 4.46%; and expected warrant life of three years.

Income Taxes

Deferred income tax assets and liabilities are recognized for the estimated tax effects of temporary differences between the financial reporting and tax reporting bases of assets and liabilities and for loss carryforwards based on enacted tax laws and rates. A valuation allowance is used to eliminate deferred income tax assets to the amount that is more likely than not to be utilized.

Unearned Compensation

Compensation expense recorded for stock issued to a consultant and stock warrants issued as debt costs associated with short-term financing was charged to unearned compensation and will be recognized over the service period and over the life of the related loans.

Reclassifications

Certain reclassifications have been made to the March 31, 2002 consolidated financial statements to conform to the December 31, 2002 consolidated financial statement presentation.

Recent Accounting Pronouncement

In December 2002, the Financial Accounting Standards Board issued SFAS 148. This statement provides alternative methods of transition for a voluntary change to the fair value based method (expense treatment) of accounting for stock-based employee compensation. It amends the existing disclosure requirements of SFAS 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted this statement as it pertains to the new disclosure requirements effective December 31, 2002. Should the Company elect to utilize the fair value based method for its stock-based compensation in the future, it must adopt the remaining provisions of SFAS 148.

NOTE 2 - GOING CONCERN

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. However, the Company has incurred net losses of $2,242,716 and $496,500 for the nine months ended December 31, 2002 and the period from November 28, 2001 to March 31, 2002, respectively. The Company also had a working capital deficiency of $2,177,257 and an equity deficiency of $1,936,573 at December 31, 2002, and was delinquent in its payment of payroll tax liabilities at December 31, 2002 (see Note 6) and has significant currently maturing debt. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management has raised capital to finance its day-to-day operations, and plans to raise more equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further develop the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate the necessary funds for operations. These financial statements do not include any adjustments that might result from this uncertainty.

NOTE 3 - BILLINGS IN EXCESS OF COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

At December 31, 2002, billings in excess of costs and estimated earnings on uncompleted contracts consisted of approximately $346,000 of costs, $131,000 of estimated earnings, less $547,000 of billings.

NOTE 4 - INVESTMENT

In August 2002, the Company entered into a Development and Licensing Agreement with CDEX, Inc. ("CDEX"), under which the Company licensed for further development certain technology owned by CDEX. Under the Agreement, the Company agreed to purchase a total of 1,500,000 shares of common stock in CDEX for $750,000, of which $75,000 was paid prior to the entry of the Agreement, with the remainder payable in installments of $225,000 each on August 23, 2002, September 13, 2002, and September 30, 2002. During 2002 the Company invested a total of $100,000 in CDEX for which it received 100,000 shares of CDEX, and believed it had funding for the balance of the investment, but the Company was not able to obtain the funding. As a result, CDEX notified the Company on October 31, 2002 that it was terminating the Agreement. The Company's approximate 3% investment in CDEX is accounted for under the cost method. At December 31, 2002, the Company evaluated the carrying value of this investment and determined that there was an other-than-temporary decline in value in the amount of $95,000. As a result, a loss in value of $95,000 has been recognized as a separate component in the consolidated statements of operations.

NOTE 5 - NOTES PAYABLE

The Company's notes payable at December 31, 2002 are summarized as follows:

10% note payable to an individual, interest only payments due monthly, with all unpaid interest and principal due in January 2003. The note and any unpaid interest is convertible at the option of the creditor into common shares of the Company at an initial conversion price of $0.10 per share, subject to adjustment based on certain conditions specified in the agreement. The note is unsecured and in January 2003 the maturity date was extended by the creditor to June 2003.	$425,000

10% note payable to a limited liability corporation, interest only payments due monthly, with all unpaid interest and principal due in March 2003. The note and any unpaid interest is convertible at the option of the creditor into common shares of the Company at an initial conversion price of $0.10 per share, subject to adjustment based on certain conditions specified in the agreement. The note is unsecured and in March 2003 the maturity date was extended by the creditor to August 2003.	375,000
10% note payable to a related company (see Note 10), with the principal and accrued interest due in May 2003, unsecured. The note and any unpaid interest is convertible at the option of the creditor into common shares of the Company at an initial conversion price of $1 per share, subject to adjustment based on certain conditions specified in the agreement.	34,000
10% note payable to a related company (see Note 10), with the principal and accrued interest due in September 2003, unsecured. The note and any unpaid interest is convertible at the option of the creditor into common shares of the Company at an initial conversion price of $0.15 per share, subject to adjustment based on certain conditions specified in the agreement.	43,800
Total notes payable	$877,800

NOTE 6 - PAYROLL TAXES PAYABLE

At December 31, 2002, the Company was delinquent in the payment of both trust fund payroll taxes and employer payroll taxes due to the United States Treasury and various states. The amount of payroll taxes due was approximately $432,000 at December 31, 2002; no payments were made on this liability through April 9, 2003

NOTE 7 - DUE TO OFFICERS

The Company has received advances for working capital purposes from two of its officers, who are also directors of the Company. These officers have also paid certain expenses on behalf of the Company and are due amounts that are unpaid in accordance with the terms of their employment agreements. In addition, the Company has acquired furniture from one of its officers (see Note 10). At December 31, 2002, the amount due to these officers was approximately $334,000. This amount due is non-interest bearing, due on demand and unsecured. The Company intends to settle this liability through the issuance of shares of its common stock.

NOTE 8 - INCOME TAXES

The effective tax rate varies from the maximum federal statutory rate as a result of the following items for the nine months ended December 31, 2002 and the period November 28, 2001 to March 31, 2002:

	December 31,	March 31,
	2002	2002
Tax benefit computed at the maximum federal statutory rate	(34.0)%	(34.0)%
State tax rate, net of federal tax benefit	(4.5)	(4.5)
Increase in valuation allowance	38.5	38.5
Effective income tax rate	0.0%	0.0%

Deferred income tax assets and the related valuation allowances result principally from the potential tax benefits of net operating loss carryforwards.

The Company has recorded a valuation allowance to reflect the uncertainty of the ultimate utilization of the deferred tax assets as follows:
	December 31,	March 31,
	2002	2002
Deferred tax assets	$1,030,000	$ 192,000
Less valuation allowance	(1,030,000)	(192,000)
Net deferred tax assets	$ -	$ -

For financial statement purposes, no tax benefit has been reported as the Company has had significant losses in recent years and realization of the tax benefits is uncertain. Accordingly, a valuation allowance has been established in the full amount of the deferred tax asset.

At December 31, 2002, the Company had net operating loss carryforwards of approximately $2,600,000, which will be available to offset future taxable income. These net operating loss carryforwards expire in 2022. The utilization of the net operating loss carryforwards is dependent upon the Company's ability to generate sufficient taxable income during the carryforward period. At April 9, 2003, the Company had not filed its federal and state income tax returns for the fiscal year ended March 31, 2002.

NOTE 9 - STOCKHOLDERS' EQUITY

Amendment to Certificate of Incorporation

The Company is in the process of amending its Certificate of Incorporation to establish two classes of common stock and to authorize additional shares of common stock for issuance. The amendment would establish Class A and Class B common stock and would authorize the issuance of 150,000,000 and 5,000,000 shares, respectively. Each share of Class A and Class B common stock will have identical rights with respect to dividends and distributions. On each matter that the holders of common stock are entitled to vote, each share of Class A common stock will be entitled to one vote per share and each share of Class B common stock will be entitled to twenty votes per share. In the election of directors, the amendment provides for the holders of Class B common stock to have the right to elect a majority of the Company's directors. At the effective date of the amendment, all issued and outstanding shares of common stock of the Company will be converted into an equal number of shares of Class A common stock. As of April 9, 2003, this amendment to the Company's Certificate of Incorporation has not been finalized.

Stock Compensation

The Company has in place a 2002 Employee, Consultant and Advisor Stock Compensation Plan. Pursuant to the plan, the board of directors may grant shares to employees, consultants and advisors for services rendered. Pursuant to the plan, the aggregate number of shares that may be issued may not exceed 5,000,000, of which 2,700,000 were registered for issuance under the Securities Act of 1933. During the nine months ended December 31, 2002, the Company issued 2,143,333 shares under this plan. At December 31, 2002, there were 2,856,667 total shares and 556,667 registered shares reserved for issuance under the 2002 Employee, Consultant and Advisor Stock Compensation Plan. In addition, during the nine months ended December 31, 2002, the Company issued 1,050,000 shares of common stock for services rendered other than under the 2002 Employee, Consultant and Advisor Stock Compensation Plan.

Stock Options

The Company has in place a 2002 Stock Option Plan. Pursuant to the plan, the board of directors may grant options to key employees at its discretion. Option prices for incentive stock options may not be less than the fair market value on the date the option is granted. The options vest over a period of up to three years. Pursuant to the plan, the aggregate number of shares that may be issued may not exceed 5,000,000. At December 31, 2002, there were no options issued and 1,500,000 shares reserved for issuance under the plan.

Stock Warrants

The Company has issued stock warrants to employees and consultants for services and for debt costs associated with short-term financing. In accordance with the terms of the stock warrant agreements, the warrants are not exercisable by the holders until the Company has completed the process of authorizing additional common shares for issuance. At December 31, 2002, the Company had no shares reserved for issuance in conjunction with the stock purchase warrants. A summary of the status of the Company's stock warrants as of December 31, 2002 and changes during the nine months ended December 31, 2002 is as follows:
	Shares	Weighted Average Exercise Price
Outstanding at March 31, 2002	-	$0.00
Granted	10,762,500	$0.07
Exercised	(2,500,000)	$0.02
Cancelled	(200,000)	$0.10
Outstanding at December 31, 2002	8,062,500	$0.09

Warrants exercisable at December 31, 2002	-	$0.00
Weighted-average fair value of warrants granted during the period		$0.06

The following table summarizes information about stock warrants outstanding at December 31, 2002:

Number Outstanding at 12/31/02	Weighted-Average Remaining Contractual Life	Exercise Price
562,500	2.82 years	$0.02
600,000	2.47 years	0.03
200,000	1.33 years	0.05
6,700,000	2.39 years	0.10
8,062,500

Various officers and directors have been granted a total of 3,000,000 warrants which are included in the above table (see Note 10).

Subsequent Issuances of Common Stock

From January 1, 2003 to April 9, 2003, the Company issued an additional 1,768,575 shares of its common stock, of which 47,620 shares were issued for cash, 107,384 shares were issued to settle accrued expenses, and 1,613,571 were issued to various employees and consultants for services.

NOTE 10 - RELATED PARTY TRANSACTIONS

As of December 31, 2002, the Company owed approximately $334,000 to certain officers/directors of the Company (see Note 7).

During the nine months ended December 31, 2002, the Company and one of its officers, who is also a director of the Company, settled a certain liability that arose as a result of a violation under Section 16 of the Securities Exchange Act of 1934 (see Note 11).

At December 31, 2002, the Company had outstanding a note payable in the amount of $34,000 to a company that is jointly owned by the Company's Chairman and Chief Executive Officer and a director of the Company. The loan was for working capital purposes (see Note 5). Part of the loan proceeds were originally obtained from a $25,000 loan by an unrelated financial institution to one of the directors, which loan was guaranteed by the Company in October 2002.

At December 31, 2002, the Company had outstanding a note payable in the amount of $43,800 to a company that is owned by the daughter of the Company's President, who is also a director of the Company. The loan was for working capital purposes (see Note 5).

During the nine months ended December 31, 2002, the Company issued 400,000 shares of its common stock, valued at $120,000, to two directors for director services and paid $23,000 in cash to one of its directors for consulting services. The Company also accrued $45,000 at December 31, 2002 for unpaid director compensation, which will be paid in 2003 by the issuance of shares of the Company's common stock.

During the nine months ended December 31, 2002, the Company issued 250,000 shares of its common stock, valued at $75,000, to one of its officers as additional compensation.

During the nine months ended December 31, 2002, the Company granted to certain officers for employee services stock warrants to purchase 3,000,000 shares of its common stock at an exercise price of $.10 per share, expiring in February 2005.

During the period ended March 31, 2002, the Company purchased furniture totaling $125,215 from an officer, director and shareholder of the Company in exchange for a payable to this individual. This amount is included in due from officer on the Company's balance sheet.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Leases

The Company has entered into operating leases for office space, equipment and vehicles. Future minimum lease payments under these leases at December 31, 2002 are approximately as follows:

2003	$183,000
2004	94,000
2005	32,000
2006	23,000
2007	5,000
$337,000

During the nine months ended December 31, 2002 and the period from November 28, 2001 to March 31, 2002, rent expense was approximately $141,000 and $21,000, respectively.

Employment Agreements

On December 12, 2001, the Company entered into a three year Employment Agreement with Raj Kalra, its Chief Executive Officer, a director and a shareholder, whereby the Company is to pay Mr. Kalra an annual base salary of $175,000 for the first year, $200,000 in the second year and $225,000 in the third year. In addition, Mr. Kalra will receive a bonus equal to 10% of the adjusted net profits beginning with the year ended December 31, 2002. As of December 31, 2002, no accrual has been made for bonuses. On January 15, 2003, the board of directors agreed to amend the Employment Agreement to increase Mr. Kalra's salary from $200,000 to $225,000 in the second year of the Agreement.

On December 12, 2001, the Company entered into a three year Employment Agreement with Pierre Quilliam, its President, a director and a shareholder, whereby the Company is to pay Mr. Quilliam an annual base salary of $175,000 for the first year, $200,000 in the second year and $225,000 in the third year. In addition, Mr. Quilliam will receive a bonus equal to 10% of the adjusted net profits beginning with the year ended December 31, 2002. As of December 31, 2002, no accrual has been made for bonuses. On January 15, 2003, the board of directors agreed to amend the Employment Agreement to increase Mr. Quilliam's salary from $200,000 to $225,000 in the second year of the Agreement.

Litigation

The Company and Pierre Quilliam, the Company's President, have been named in an action to recover alleged short swing profits under Section 16(b) of the Securities Exchange Act of 1934 with respect to purchases and sales of the Company's securities in the period from August 2001 to March 2002. Mr. Quilliam has agreed to repay any short swing profits by offsetting personal loans made to the Company and accrued salary owed pursuant to his employment agreement. On July 30, 2002, the disinterested members of the board of directors of the Company agreed to settle such liability by applying $83,467 in indebtedness due to Mr. Quilliam against such liability. This recovery is included in other income in the Company's statements of operations for the nine months ended December 31, 2002. In addition, the plaintiff in the action has requested that a default judgment be rendered against the Company for approximately $12,000 for legal fees incurred by the plaintiff in the action. The Company has elected not to appear in the action on the grounds that the court lacks jurisdiction over the Company. The Company believes that existing law will entitle it to challenge the validity of the judgment on jurisdictional grounds in the event legal action is ever taken to collect it.

On April 5, 2002, the Company entered into a Management and Option to Purchase Agreement with Expidant, Inc. ("Expidant"). Under the agreement, the Company was appointed general manager of Expidant and had the option to purchase Expidant for $10 and the assumption of certain liabilities. The option would expire July 1, 2006. Under this arrangement, the Company also agreed to facilitate the administration and payment of Expidant's employees in exchange for the reimbursement of the costs of the payroll. The Company later determined that Expidant had made certain material misrepresentations concerning its financial condition and, as a result, the Company terminated the agreement in July 2002. During the nine months ended December 31, 2002, the Company received approximately $604,000 from Expidant for the reimbursement of payroll costs of Expidant's employees. Of the $604,000 received, approximately $416,000 was for actual payroll costs of Expidant's employees incurred during the period and approximately $188,000 was for prior unpaid wages due to Expidant employees that the Company assumed on behalf of Expidant. The actual payroll costs incurred during the period in the amount of approximately $416,000, which were included in selling, general and administrative expenses in the Company's statements of operations, are shown net of the related reimbursements of approximately $416,000. At December 31, 2002, the Company has accrued approximately $192,000 of the Expidant payroll costs, plus related payroll taxes, that remain unpaid at December 31, 2002.

On September 27, 2002, Fifth Third Bank, a creditor of Expidant, filed a suit against the Company and Raj Kalra, the Company's Chairman and Chief Executive Officer, for $556,950, plus punitive damages and attorney fees. The plaintiff made a loan to Expidant in the amount of approximately $800,000 that was secured by all of Expidant's assets. The plaintiff contends that the Company unlawfully converted the proceeds of plaintiffs collateral by receiving collateral proceeds in the amount of $556,950 from Expidant. The Company believes that all funds received from Expidant were lawful and authorized, and intends to defend the action vigorously. There can be no assurance, however, that the Company will be successful in its defense or that the final resolution of this matter will not have a material adverse effect on the financial condition or operations of the Company.

On December 6, 2002, Qwest Communications Corporation, another creditor of Expidant, filed a suit against the Company for $137,124. The plaintiff performed services for Expidant and is claiming that Dicut was obligated to pay all liabilities of Expidant in accordance with the Management and Option to Purchase Agreement. The Company believes that it has no obligation to pay Expidant's liability to the plaintiff and intends to defend the action vigorously. There can be no assurance, however, that the Company will be successful in its defense or that the final resolution of this matter will not have a material adverse effect on the financial condition or operations of the Company.

The Company was sued in four separate lawsuits in small claims court in Indiana by employees of Expidant. Each lawsuit claims $6,000, the maximum jurisdictional amount of the court, for failure to pay wages. The Company chose not to defend any of the actions, and believes that default judgments have been rendered against the Company in all of the cases for the full amount claimed. The Company has settled two of the cases.

A vendor to the Company has demanded payment of $42,000 from the Company. The vendor was retained to purchase and install security devices at a U.S. Veteran's Administration facility in early 2002. The Company contends that the vendor installed the devices incorrectly, which resulted in the Company retaining another firm to reinstall the devices. In addition, the Company had to pay additional consequential damages arising out of the incorrect installation. As a result, the Company believes that it has a valid defense to payment of part or all of the amount claimed by the vendor.

In early 2002, the Company was advised that the Securities and Exchange Commission ("SEC") had an open investigation involving the Company and one of its former officers and directors. To date, the SEC has not requested any documents from the Company or any of its current officers or directors, and the Company does not know what issues or events involving the Company are the subject of the SEC investigation.

NOTE 12 - QUARTER ENDED DECEMBER 31, 2002 ADJUSTMENTS

Significant adjustments made in the quarter ended December 31, 2002 that were related to results of operations of previously filed quarters are as follows:

Reclassify to selling, general and administrative expenses payroll reimbursements relating to the Expidant agreement, of which $204,429 and $399,100 were recorded as revenues in the quarters ended September 30, 2002 and June 30, 2002, respectively	$603,529
Record payroll accruals relating to the Expidant agreement that were assumed/incurred during the quarter ended June 30, 2002	$163,673

Reverse adjustment made in the quarter ended June 30, 2002 to reduce wage expense that should have been recorded to common stock and additional paid-in capital for stock issued in payment of accounts payable

$ 72,000
Record directors compensation, of which $55,000 was related to the quarter ended September 30, 2002 and $55,000 was related to the quarter ended June 30, 2002	$110,000
Reverse compensation expense related to shares issued for services that was improperly recorded in the quarter ended June 30, 2002	$ 27,500
Reverse payroll tax expense that was improperly accrued in the quarter ended June 30, 2002	$ 27,475
Record interest expense related to stock warrants issued for short-term financing that related to the quarter ended September 30, 2002	$ 22,350
Record accrual for unpaid salaries related to Expidant employees that was unpaid in the quarter ended September 30, 2002	$ 27,615