Form 10QSB
period 2003-03-31
DICUT INC
filed 2003-05-15
CIK 1110505

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date: as of March 31, 2003, the registrant had 19,408,159 shares of common stock, $0.001 par value, issued and outstanding.

DICUT, INC AND SUBSIDIARIES

FORM 10-QSB REPORT INDEX

The Company's independent auditors have not completed their review of this Form 10-QSB, and therefore the Company may file an amended version in the event its independent auditors recommend changes to this Form 10-QSB.

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements.

DICUT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

March 31, 2003

(Unaudited)
ASSETS

Current Assets
Accounts receivable	$ 716,808
Costs and estimated earnings in excess of billings on uncompleted contracts	102,600
Deposits and other	31,238
Total current assets	850,646

Property and Equipment
Computer and software	148,339
Furniture and fixtures	145,194
293,533
Accumulated depreciation	(70,938)
222,595
Other Assets
Investment	5,000

Total Assets	$ 1,078,241

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Cash overdraft	$ 63,202
Notes payable	1,056,965
Accounts payable	1,318,996
Accrued expenses	406,942
Payroll taxes payable	499,488
Due to officers	403,316
Total liabilities (all current)	3,748,909

Stockholders' (Deficit)
Common stock, $0.001 par value, 20,000,000 shares authorized, 19,408,159 shares issued and outstanding	19,408
Common stock to be issued	75,000
Additional paid-in capital	1,220,110
Unearned compensation	(3,381)
Accumulated deficit	(3,980,181)
(2,670,668)

Total Liabilities and Stockholders' Deficit	$ 1,078,241

The accompanying notes are an integral part of these consolidated financial statements.

DICUT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

(Unaudited)

	2003	2002

Revenue	$ 954,758	$ 228,002

Cost of sales	955,313	11,745

Gross profit	(555)	216,257

Selling, general and administrative expenses	1,126,350	657,613

Loss from operations	(1,126,905)	(441,356)

Other Income (Expense)
Interest expense	(24,814)	227
Amortization of Unearned Compensation	(90,870)	--
	(115,684)

Net loss	$ (1,242,589)	$ (441,583)

Net loss per common share - basic and fully diluted	$ (0.06)	$ (0.03)

Weighted average number of common shares outstanding	18,653,491	13,932,097

The accompanying notes are an integral part of these consolidated financial statements.

DICUT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

(Unaudited)
	2003	2002

Cash Flows From Operating Activities
Net loss	$ (1,242,589)	$ (441,583)
Adjustments:
Depreciation	17,684	9,763
Issuance of common stock for services	396,000	-
Issuance of common stock to settle accounts payable	1,624
Amortization of unearned compensation	90,870	-
Changes in:
Accounts receivable	(17,401)	(152,890)
Deposits and other current assets	(21,544)	(11,160)
Accounts payable	547,705	177,436
Accrued expenses	30,541	243,240
Costs and estimated earnings not yet billed on uncompleted contracts	(173,033)	-
Payroll taxes payable	67,875	9,731
Net cash used in operating activities	(302,268)	(165,463)

Cash Flows From Investing Activities
Purchase of property and equipment	(4,595)	(3,225)
Net cash used) in investing activities	(4,595)	(3,225)

Cash Flows From Financing Activities
Proceeds from issuance of common stock	20,000	-
Proceeds from issuance of notes payable	179,165	77,800
Increase in due to officers	69,623	115,784
Net cash provided by financing activities	268,788	193,584

Net (decrease) increase in cash	(38,075)	24,896
Cash - beginning of period	38,075	-
Cash - end of period	$ -	$ 24,896

Supplemental disclosures of cash flow information
Cash paid for interest	$ 29,134	$ -

The accompanying notes are an integral part of these consolidated financial statements.

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the three months ended March 31, 2002:

The Company issued 1,388,571 shares of its common stock, valued at $396,000, as payment for consulting and employment services.

The Company issued 7,384 shares of restricted common stock, valued at $1,624, as payment for accounts payable that were accrued at December 31, 2002.

The Company issued 100,000 shares of common stock in satisfaction of notes payable to a former officer in the amount of $10,000.

The accompanying notes are an integral part of these consolidated financial statements.

DICUT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2003

(Unaudited)

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

The consolidated financial statements include the accounts of Dicut, Inc and its wholly-owned subsidiaries, National Data, Inc., Detect-X, Inc. and Vericentrix, Inc.

Effective April 1, 2002, the Company changed its fiscal year end to December 31 from March 31.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the nine months ended December 31, 2002 and notes thereto included in the Company's Form 10-KSB. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Note 2 - Going Concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at March 31, 2003, the Company has accumulated operating losses of approximately ($3,981,805). The Company also has a working capital deficiency of ($2,898,263) and an equity deficiency of ($2,670,668).

The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management has raised capital to finance its day-to-day operations and plans to raise additional equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further develop the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These financial statements do not include any adjustments that might arise from this uncertainty.

Note 3 - Interest Expense

Stock and stock warrants issued during the nine months ended December 31, 2002 as debt costs associated with short-term financing were charged to unearned compensation and will be recognized over the life of the related loans. During the three months ended March 31, 2003, amortization of unearned compensation of $90,870 was charged to interest expense.

In addition, interest expense in the period also includes $24,814 of interest accrued on notes payable.

Note 4 - Related Party Transactions

At December 31, 2003, the Company owed approximately $403,000 to certain officers/directors of the Company. The Company plans to settle these amounts with the issuance of the Company's common stock as soon as an increase in shares authorized is approved. During the quarter ended March 31, 2003, Pierre Quilliam, the Company's president, director and shareholder, advanced the Company and additional $10,777, which amount is due upon demand and bears zero interest.

At March 31, 2003, the Company had outstanding a note payable in the amount of $178,000 to a company that is jointly owned by the Company's Chairman and Chief Executive Officer and a director of the Company. The loan was for working capital purposes.

At March 31, 2003, the Company had outstanding a note payable in the amount of $43,800 to a company that is owned by the daughter of the Company's President, who is also a director of the Company. The loan was for working capital purposes.

Note 5 - Costs And Estimated Earnings Not Yet Billed On Uncompleted Contracts

At March 31, 2003, costs and estimated earnings in excess of billings on uncompleted contracts consisted of approximately $472,000 of costs, $178,000 of estimated earnings, less $547,000 of billings.

Note 6 - Stockholder's Equity

During the three months ended March 31, 2003, the Company issued 47,620 shares of its $0.001 par value common stock for $10,000 cash, and 100,000 shares to settle a payable to a former officer in the amount of $10,000.

During the three months ended March 31, 2003, the Company issued 7,384 shares of restricted common stock for payment of accounts payable in the amount of $1,624.

During the three months ended March 31, 2003, the Company issued 1,358,571 shares of restricted common stock for services rendered. In addition, during the three months ended March 31, 2003, the Company issued 30,000 shares of common stock under its 2002 Employee, Consultant and Advisor Stock Compensation Plan for consulting services, and cancelled 200,000 restricted shares issued in 2002 for consulting services and reissued the consultant 200,000 shares under the Company's 2002 Employee, Consultant and Advisor Stock Compensation Plan.

Note 7 - Payroll Taxes Payable

At December 31, 2002, the Company was delinquent in the payment of both trust fund payroll taxes and employer payroll taxes due to the United States Treasury and various states. The amount of payroll taxes due was approximately $432,000. As of May 12, 2003, the Company has made payments totaling $215,752 to the United States Treasury related to these delinquent amounts.

Note 8 - Contingencies

On September 27, 2002, Fifth Third Bank sued the Company and Raj Kalra, the Company's chairman and chief executive officer, for $556,950. The plaintiff made a loan to Expidant in the amount of approximately $800,000 that was secured by all of Expidant's assets. The plaintiff contends that the Company unlawfully converted the proceeds of its collateral by receiving collateral proceeds in the amount of $556,950 from Expidant. The Company acted as a pass-through for payments to Expidant's employees. The Company believes that all funds received from Expidant were lawful and authorized, and intends to defend the action vigorously. The case is currently in the discovery phase.

Note 8 - Contingencies

After March 31, 2003, the Company borrowed $150,000 from two investors pursuant to notes payable in one year. In consideration for the loans, the Company issued warrants to purchase common stock.

Item 2. Management's Discussion and Analysis and Plan of Operation.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

This report on Form 10-QSB includes forward looking statements within the meaning of Section 27A of the Securities act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended ("Forward Looking Statements"). All statements other than statements of historical fact included in this report are Forward Looking Statements. In the normal course of its business, the Company, in an effort to help keep its shareholders and the public informed about the Company's operations, may from time to time issue certain statements, either in writing or orally, that contain or may contain Forward Looking Statements. Although the Company believes that the expectations reflected in such Forward Looking Statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, past and possible future, of acquisitions and projected or anticipated benefits from acquisitions made by or to be made by the Company, or projections involving anticipated revenues, earnings, levels of capital expenditures or other aspects of operating results. All phases of the Company operations are subject to a number of uncertainties, risks and other influences, many of which could materially affect the results of the Company's proposed operations and whether Forward Looking Statements by the Company ultimately prove to be accurate. Such important factors ("Important Factors") and other factors could cause actual results to differ materially from the company's expectations as disclosed in this report. All prior and subsequent written and oral forward Looking Statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Important Factors described below that could cause actual results to differ materially from the Company's expectations as set forth in any Forward looking Statement made by or on behalf of the Company.

RESULTS OF OPERATIONS

Revenue increased $726,756 or 319% to $954,758 for the three months ended March 31, 2003, from $228,002 for the same period in 2002. Revenue during the quarter of $768,812 resulted from a new contract with the U.S. Veterans Administration to automate and supply printing services for the distribution of secure patient medical information in connection with the distribution of prescription drugs by the U.S. Department of Veterans Affairs Consolidated Outpatient Pharmacy in Murfreesboro, Tennessee. In addition, revenue of $173,033 resulted from the continued progress on the contract to provide computer and network software and services to the Department of Veterans Affairs in Dallas, Texas.

Gross profit for the three months ended March 31, 2003 and 2002 was ($555) and $216,257, respectively. The costs associated with the start-up of the printing services contract offset gross profit of $46,719 related to the Dallas contract for software and services. Gross profit for the same period in 2002 is high due to the indirect costs related to revenue classified in Selling, general and administration expenses as opposed to cost of sales.

During the three months ended March 31, 2003 and 2002, the Company incurred operating expenses of $1,126,350 and $657,613, respectively. The increase of $468,737 is primarily due to increased consulting fees and payroll costs associated with implementation of the contract with the U.S. Veterans Administration.

During the three months ended March 31, 2003 and 2002, the Company had an operating loss of ($1,126,905) and ($441,356), respectively. During the three months ended March 31, 2003 and 2002, the Company incurred interest expense of ($115,684) and ($227). The increase is due to interest of $24,814 on notes payable and compensation expense of $90,870 related to warrants issued in connection with certain financing.

Net loss for the three months ended March 31, 2003 and 2002 was ($1,242,589) and ($441,583), respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2003, the Company's current assets were $850,646 and its current liabilities were $3,748,909, a working capital deficiency of ($2,898,263). In addition, the Company had a cash overdraft of $63,202. On the other hand, a substantial portion of the Company's current liabilities are held by employees and related parties who have agreed to defer payment until the Company is able to generate cash. The Company plans to settle amounts due to officers with the issuance of the Company's common stock as soon as an increase in shares authorized is approved.

The Company's working capital is currently insufficient for the Company to implement its business plan. Therefore, the Company is actively working with potential investors in the Company who have expressed an interest in investing in common stock or convertible securities, and the Company expects to be able to raise sufficient capital to meet its liquidity needs until it achieves profitable operations. To date, the Company has relied upon investment proceeds as well as loans from officers and the deferral of management salaries to satisfy its working capital needs. Until the Company is able to raise more capital, the Company plans to continue deferring the salary of its key employees and payment to some vendors and to negotiate payment extensions and payment deferral agreements with significant creditors.

PART II. OTHER INFORMATION.

ITEM 1. Legal Proceedings.

On September 27, 2002, Fifth Third Bank sued the Company and Raj Kalra, the Company's chairman and chief executive officer, for $556,950. The plaintiff made a loan to Expidant in the amount of approximately $800,000 that was secured by all of Expidant's assets. The plaintiff contends that the Company unlawfully converted the proceeds of its collateral by receiving collateral proceeds in the amount of $556,950 from Expidant. The Company acted as a pass-through for payments to Expidant's employees. The Company believes that all funds received from Expidant were lawful and authorized, and intends to defend the action vigorously. The Company is currently in the discovery phase.

ITEM 2. Changes in Securities and Use of Proceeds.

During the three months ended March 31, 2003, the Company issued 47,620 shares of its $0.001 par value common stock for $10,000 cash, and 100,000 shares to settle a payable to a former officer in the amount of $10,000.

During the three months ended March 31, 2003, the Company issued 7,384 shares of restricted common stock for payment of accounts payable in the amount of $1,624.

During the three months ended March 31, 2003, the Company issued 1,358,571 shares of restricted common stock for services rendered.

All of these shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. Specifically, the shares were issued without public solicitation or advertising to persons who the Company believes had familiarity with the Company's business and financial condition, and were issued with restrictive legends thereon.

ITEM 3. Defaults Upon Senior Securities.

Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

ITEM 5. Other Information.

Not applicable.

ITEM 6. Exhibits and Reports on Form 8-K.

(a) Exhibits. None.

(b) Reports on Form 8-K. None.

SIGNATURES

In accordance with Section 13 of 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

DICUT, INC.

Dated: May 14, 2003	/s/ Pierre Quilliam
By: Pierre Quilliam, Chief Financial Officer

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

SEC RELEASE NO. 33-8124

I, Raj Kalra, Chairman and Chief Executive Officer of the Company, certify that:

(1) I have reviewed this quarterly report on Form 10-QSB of Dicut, Inc.;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Dated: May ___, 2003
Raj Kalra, Chairman and Chief Executive Officer

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

SEC RELEASE NO. 33-8124

I, Pierre Quilliam, Director, President and Chief Financial Officer of the Company, certify that:

(1) I have reviewed this quarterly report on Form 10-QSB of Dicut, Inc.;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Dated: May 14, 2003	/s/ Pierre Quilliam
Pierre Quilliam, Director, President and Chief Financial Officer