Form 10KSB/A
period 2002-12-31
DICUT INC
filed 2003-07-03
CIK 1110505

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

Detect-X - Detect-X (which operates through Detect-X, Inc., a subsidiary) was created to develop and market a proprietary line of sensors to detect the presence of bio-terrorism threats, explosives and contraband narcotics using technology licensed from the University of South Carolina Research Foundation on December 26, 2002. To date, Detect-X has generated no revenues, and is only in the development stage. Utilizing the licensed technology, Detect-X has developed a prototype for a handheld device that will detect anthrax spores in conjunction with a contract manufacturer that it plans to use to manufacture the product. The technology utilizes multiple optical emission light source to detect anthrax, and requires that the anthrax be in the "line of sight," meaning it cannot detect anthrax that is sealed in a package or luggage unless some of the anthrax has leaked out.

The Company plans to use contract manufacturers to manufacture the devices. The Company expects that it will able to ship the product by December 2003, and intends to market the product through its inhouse sales force, as well as third-party resellers. However, shipment of the product is dependent upon the Company obtaining funding to finance the production of initial inventory. Based on initial sales efforts, the Company has two commercial customers interested in purchasing the devices. The Company believes that there is a significant state and federal government market for anthrax detection devices, particularly in the U.S. Postal Service, convention halls, courthouses, and other high profile government offices. In addition, the Company believes that there is a significant commercial market for anthrax detection devices, particularly among companies that perceive themselves the likely target of a terrorist attack, such as media organizations, sport and concert venues, shopping malls, office buildings, private courier services, etc.

A number of other companies market devices or procedures for the detection of anthrax, including Response Biomedical Corp., Universal Detection Technology, Cole-Parmer Instrument Company, Ocean Optics, and Osborne Scientific Group. The Company believes that its device will prove superior to alternative testing procedures because it is a noninvasive or remote mode of detection that provides an instantaneous response. Specifically, the Company believes that its device will have the following advantages over the Anthrax testing products currently on the market:

  existing procedures generally require that a sample be obtained for chemical or DNA testing, thus potentially exposing the examiner to anthrax contamination, while the Company's device does not;
  existing procedures use a chemical or DNA analysis to determine if the collected substance is anthrax, and therefore take fifteen minutes or longer to deliver results, while the Company's device provides instantaneous results;
  existing procedures are very expensive, costing from $5,000 to over $100,000, whereas the Company has designed its handheld model to be sold for less than $1,000;
  existing procedures often rely upon equipment that is heavy and bulky, whereas the Company's device is handheld and portable.

To date, the process has only been tested under laboratory conditions at the University of South Carolina, in which the process has detected anthrax with a failure rate of 1% or less. The process has not been tested using the handheld model developed by the Company or in field conditions.

The Company's use of the process is subject to the terms of a license agreement with the University of South Carolina Research Foundation, the material terms of which are as follows:

  The Company has the exclusive right to the use the patented technology worldwide in the security market (including drugs/explosives and biohazard detection), in the hardware and software markets (including pattern detection process controls), and in the healthcare market (including human analyte quantification and detection), but not for monitoring the quality of lubricating fluids;
  The Company was obligated to deliver a business plan evidencing the development of products based on the licensed technology by January 31, 2003, and to provide similar plans on January 31 of each succeeding year;
  The Company is obligated to make a first commercial sale of a product using the licensed technology by October 1, 2003;
  The Company is obligated to make net sales of the following numbers of products in the following years: 25 units in 2003; 120 units in 2004; and 250 units in 2005 and each succeeding year;
  The Company is obligated to spend at least $125,000 per year for the years 2003, 2004 and 2005 on research and development programs at the University of South Carolina directed toward the evaluation, development and commercialization of products using the licensed technology.
  The Company paid an initial license fee of $10,000, and is obligated to pay an annual license maintenance fee of $10,000 plus one percent (1%) of the previous year's net revenues from the licensed technology on January 31 of each succeeding year, beginning on January 31, 2004;
  The Company is obligated to pay a royalty of 4% of net sales of products using the licensed technology;
  The Company is obligated to pay the licensor fifty percent (50%) of amounts received from sublicensing the technology to third parties;
  The Company is obligated to pay all costs to prosecute any patents pertaining to the licensed technology, and to reimburse all costs previously incurred by the licensor to prosecute patents, which costs are estimated at no more than $150,000, provided that the costs previously incurred will be reimbursed at the rate of $10,000 per quarter for each quarter in 2003 and 2004, with the remaining amount being due and payable in full on January 31, 2005.

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

The Company's success is dependent on the services of its principal officers and employees: Raj Kalra, Pierre Quilliam, Kerry Moody, Don Yochum, Sam Galbraith. The loss of any officer or director could have a material adverse effect on the Company's business or results of operations. The Company does not maintain "key-man" life insurance policies on the lives of its officers to compensate the Company in the event of their deaths. The Company has no employment or non-compete agreements with any other of its key employees or officers other than Messrs. Kalra or Quilliam.

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

On September 27, 2002, Fifth Third Bank sued the Company and Raj Kalra, the Company's chairman and chief executive officer, for $556,950. The plaintiff made a loan to Expidant in the amount of approximately $800,000 that was secured by all of Expidant's assets. Subsequently, Expidant and the Company entered into a management agreement, under which the Company was retained to manage Expidant. In fulfillment of its management duties, the Company moved Expidant's employees to its payroll system, and was reimbursed by Expidant for payroll costs of Expidant employees that were paid through the Company's payroll system. The plaintiff contends that the payroll reimbursements made by Expidant to the Company were unauthorized transfers of its collateral, and accordingly that both the Company and Mr. Kalra, as the Company's chief executive officer, are liable for conversion under Indiana law. The plaintiff contends that $556,950 was improperly transferred from Expidant to the Company. On the other hand, the Company contends that the transfers were authorized, and that the plaintiff suffered no damages since the funds were spent to reimburse payroll costs of Expidant that would have been paid otherwise. The Company intends to defend the action vigorously. The case is currently in the discovery phase and is being actively defended by the Company. There can be no assurance, however, that the Company will be successful in its defense or that the final resolution of this matter will not have a material adverse effect on the financial condition or operation of the Company.

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

The Company expects its Security Services Group to grow at an uneven rate in the future due to a change in strategy involving the type and size of accounts that it services. Originally, the Company focused on small to medium sized businesses, which generated monthly recurring revenue of less than $1,000 per account. However, the Company has determined that the cost of marketing to and servicing accounts of that size is not economic, and has ceased marketing to smaller accounts. Instead, the Company has redirected its sales efforts to larger accounts, including the federal government, with the potential for larger monthly revenues. However, while any given account will generate revenues substantially greater than the Company's existing clients, it is impossible at this time to predict when or if any such accounts will be closed.

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

Pierre Quilliam, Director, President and Chief Financial Officer - Mr. Quilliam has served as a director and president of the Company since September 19, 2001, and additionally served as chief executive officer of the Company from September 19, 2001 to December 12, 2001. In September 2000, Mr. Quilliam was elected to the Board of Directors, and also appointed President and Chief Executive Officer, of American Electric Automobile Company, Inc., which is publicly traded on the Pink Sheets under the symbol "AEAC." From 1975 to 1980, Mr. Quilliam established and operated Outico, Ltd., a reseller of industrial tools and equipment. From 1980 to the present, Mr. Quilliam has established and managed ten companies in various capacities, including finance, consulting, accounting and management. On November 19, 2001, a legal proceeding was commenced in United States District Court, Southern New York, against the Company and Pierre Quilliam, President of the Company by Deborah Donoghue for short swing profits allegedly realized by Mr. Quilliam. Mr. Quilliam settled the claim by agreeing to a credit against the amount owed him by the Company. Kerry Moody, Director and Executive Vice President - has been National Data, Inc.'s Vice President of Government Affairs since January 2002. From October 2000 to December 2001, Mr. Moody was Vice President of Government Affairs for Acsys Biometrics USA, Inc. From January 1999 to October 2000, Mr. Moody was Chief Executive Officer ASAP Connect, Inc. From January 1995 to December 1998, Mr. Moody was Executive Vice President of First Merchant Associates.

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
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Raj Kalra (2) 2150 Northwest Parkway, S.E., Suite H Marietta, Georgia 30067	5,467,000	27.8%

Pierre Quilliam (3) 2150 Northwest Parkway, S.E., Suite H Marietta, Georgia 30067	5,321,000	27.1%

Kerry Moody (4) 2150 Northwest Parkway, S.E., Suite H Marietta, Georgia 30067	1,517,000	7.3%

Sam Galbraith (5) 2150 Northwest Parkway, S.E., Suite H Marietta, Georgia 30067	1,000,000	4.8%

Don Yochum (6) 2150 Northwest Parkway, S.E., Suite H Marietta, Georgia 30067	1,250,000	6.1%

All Officers and Directors as a Group	14,555,000	63.3%

(1) Based upon 19,633,159 common shares issued and outstanding as of April 15, 2003.

(2) Mr. Kalra's shares include 5,450,000 shares that he owns, plus 17,000 shares that he has the right to acquire by virtue of his 50% ownership of Partners Group, which made a $34,000 loan to the Company that is convertible into shares of common stock at $1 per share.

(3) Mr. Quilliam's shares include 5,000,000 shares that he owns, plus 321,000 shares that are owned by a company that he controls.

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

Equity Compensation Plan Information

The following table provides information as of December 31, 2002 about our compensation plans under which shares of stock have been authorized:
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance (c)
Equity compensation plans approved by security holders
None	--	--	--
Equity compensation plans not approved by security holders
2002 Stock Option Plan	0	$0.00	5,000,000
2002 Employee, Consultant and Advisor Stock Compensation Plan	2,143,333	$0.175	2,856,667
Individual compensation agreements (1)	1,050,000	$0.072	0
Employee/consultant warrant issuances	6,900,000	$0.10	0
Total	10,093,333		7,856,667

(1) Based upon shares issued pursuant to seven separate consulting agreements.

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

10.5	Dicut, Inc. 2002 Stock Option Plan (incorporated by reference to the Registration Statement on Form S-8 of the Company filed on February 25, 2002, Registration No. 333-83386)
11	Statement re: computation of earnings per share (included within financial statements filed pursuant to Part II, Item 7).
16	Letter on change in independent public auditors (incorporated by reference from the Form 8-K of the Company filed on December 13, 2002)
22	Subsidiaries of the Registrant (incorporated by reference from the Form 10-KSB of the Company filed on April 17, 2003)
24.1	Consent of G. Brad Beckstead, CPA
24.2	Consent of Tauber and Balser, P.C.
99	Certifications of Raj Kalra and Pierre Quilliam

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

ITEM 14. CONTROLS AND PROCEDURES

At this time, the Company lacks sufficient internal controls and procedures. Because the Company only began operations recently, and has a limited accounting staff, the Company has not developed adequate internal procedures to insure that all transactions are properly handled by its accounting department. In addition, the Company needs to institute internal procedures to create checks and balances within its accounting department. The Company has retained an outside consultant to assist it in the preparation of financial statements and to advise it on the creation of internal controls and procedures. However, at this time, the Company may not have sufficient cash flow or capital to increase the size of its accounting staff on a permanent basis. Until the Company is able to reorganize its accounting department and hire additional skilled personnel, the Company may continue to experience delays in generating final financial statements by the deadlines required by securities regulations.

SIGNATURES

In accordance with Section 13 of 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.
DICUT, INC.
Dated: June 26, 2003	/s/ Raj Kalra
Raj Kalra, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Dated: June 26, 2003	/s/ Raj Kalra
Chairman and Chief Executive Officer

Dated: June 26, 2003	/s/ Pierre Quilliam
Pierre Quilliam, Director

Dated: June 26, 2003	/s/ Kerry Moody
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
Dated: June 26, 2003	/s/ Raj Kalra
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
Dated: June 26, 2003	/s/ Pierre Quilliam
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

In my opinion, the financial statements referred to above present fairly, in all material respects, the statements of operations, equity and cash flows for the period ended March 31, 2002, in conformity with generally accepted accounting principles in the United States of America.

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