Form 10QSB
period 2003-06-30
DICUT INC
filed 2003-08-15
CIK 1110505

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date: as of June 30, 2003, the registrant had 19,739,159 shares of common stock, $0.001 par value, issued and outstanding.

DICUT, INC AND SUBSIDIARIES

FORM 10-QSB REPORT INDEX

The Company's independent auditors have not completed their review of this Form 10-QSB, and therefore the Company may file an amended version in the event its independent auditors recommend changes to this Form 10-QSB.

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements.

DICUT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

JUNE 30, 2003

(Unaudited)
ASSETS

Current Assets
Accounts receivable	$ 90,040
Costs and estimated earnings not yet billed
on uncompleted contracts	102,600
Deposits and other	94,277
Total current assets	286,917

Property and Equipment
Computer and software	151,126
Furniture and fixtures	145,194
296,320
Accumulated depreciation	(88,623)
207,697
Other Assets
Investment	5,000

Total Assets	$ 499,614

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Cash overdraft	$ 69,874
Notes payable	981,177
Accounts payable	1,333,472
Accrued expenses	293,742
Payroll taxes payable	472,160
Due to officers	491,797
Total liabilities (all current)	3,642,222

Stockholders' (Deficit)
Common stock, $0.001 par value, 20,000,000 shares authorized, 19,739,159 shares issued and outstanding	19,739
Common stock to be issued	350,000
Additional paid-in capital	1,857,038
Accumulated deficit	(5,369,410)
(3,142,633)

Total Liabilities and Stockholders' Deficit	$ 499,614

The accompanying notes are an integral part of these consolidated financial statements.

DICUT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

(Unaudited)
	2003	2002
		(Restated)

Revenue	$ 1,615,864	$ 228,002

Cost of sales	1,403,826	34,194

Gross profit	212,038	193,808

Selling, general and administrative expenses	2,698,382	1,551,369

Loss from operations	(2,486,344)	(1,357,561)

Interest expense	(49,599)	(567)
Amortization of unearned compensation	(94,251)	-
	(143,850)	(567)

Net loss	$ (2,630,194)	$ (1,358,128)

Net loss per common share - basic and fully diluted	$ (0.14)	$ (0.09)

Weighted average number of common shares outstanding	19,199,490	15,002,430

The accompanying notes are an integral part of these consolidated financial statements.

DICUT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002

(Unaudited)

	2003	2002
		(Restated)

Revenue	$ 661,106	$ -

Cost of sales	648,513	22,449

Gross profit	12,593	(22,449)

Selling, general and administrative expenses	1,572,032	893,756

Loss from operations	(1,559,439)	(916,205)

Interest expense	(24,785)	(340)
Amortization of unearned compensation	(3,381)	-
	(28,166)	(340)

Net loss	$ (1,587,605)	$ (916,545)

Net loss per common share - basic and fully diluted	$ (0.08)	$ (0.06)

Weighted average number of common shares outstanding	19,739,159	15,360,879

The accompanying notes are an integral part of these consolidated financial statements.

DICUT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

(Unaudited)
	2003	2002
		Restated

Cash Flows From Operating Activities
Net loss	$ (2,630,194)	$ (1,358,128)
Adjustments:
Depreciation	35,370	21,941
Issuance of common stock for services	475,520	222,667
Issuance of common stock warrants for services	542,739	-
Issuance of common stock to settle accounts payable	16,624	-
Amortization of unearned compensation	94,251	-
Changes in:
Accounts receivable	609,367	-
Deposits and other current assets	(84,583)	(22,077)
Accounts payable	568,853	458,025
Accrued expenses	43,239	325,003
Costs and estimated earnings not yet billed
on uncompleted contracts	(173,033)	-
Payroll taxes payable	40,547	232,445
Net cash used in operating activities	(461,300)	(120,124)

Cash Flows From Investing Activities
Purchase of property and equipment	(7,383)	(57,407)
Net cash (used) in investing activities	(7,383)	(57,407)

Cash Flows From Financing Activities
Proceeds from issuance of common stock	20,000	-
Proceeds from common stock to be issued	275,000	-
Proceeds from issuance of notes payable, net of repayments	103,377	34,000
Increase in due to officers	32,231	143,531
Net cash provided by financing activities	430,608	177,531

Net (decrease) increase in cash	(38,075)	-
Cash - beginning of period	38,075	-
Cash - end of period	$ -	$ -

Supplemental disclosures of cash flow information
Cash paid for interest	$ 29,134	$ -

The accompanying notes are an integral part of these consolidated financial statements.

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the six months ended June 30, 2003:

The Company issued 1,692,191shares of common stock, valued at $475,520 as payment for consulting and employment services.

The Company issued 82,384 shares of restricted common stock, valued at $16,624 as payment for accounts payable, which were accrued at December 31, 2002.

The Company issued 100,000 shares of common stock in satisfaction of notes payable to a former officer in the amount of $10,000.

DICUT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003

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

The consolidated financial statements include the accounts of Dicut, Inc and its wholly-owned subsidiaries, National Data, Inc., Detect-X, Inc., Vericentrix, Inc., Dicut of Virginia, LLC, Dicut of South Carolina, LLC, and Dicut of Texas, LLC.

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

Note 2 - Going Concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of June 30, 2003, the Company has accumulated operating losses of approximately ($5,369,410) since inception. The Company also has a working capital deficiency of ($3,355,305) and an equity deficiency of ($3,142,633).

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

Note 3 - Interest Expense

Stock and stock warrants issued during the nine months ended December 31, 2002 as debt costs associated with short-term financing were charged to unearned compensation and will be recognized over the life of the related loans. During the six months ended June 30, 2003, amortization of unearned compensation of $94,251 was charged to interest expense.

Note 4 - Related Party Transactions

As of June 30, 2003, the Company owed approximately $491,797 to certain officers/directors of the Company. The Company plans to settle these amounts with the issuance of the Company's common stock as soon as an increase in shares authorized is approved. During the quarter ended June 30, 2003, Pierre Quilliam, the Company's president, director and shareholder, advanced the Company an additional $32,231, which amount is due upon demand and bears zero interest.

At June 30, 2003, the Company had outstanding a note payable in the amount of $130,424 to a company that is jointly owned by the Company's Chairman and Chief Executive Officer and a director of the Company. The loan was for working capital purposes.

At June 30, 2003, the Company had outstanding a note payable in the amount of $43,800 to a company that is owned by the daughter of the Company's President, who is also a director of the Company. The loan was for working capital purposes.

During the three months ended March 31, 2003, the Company issued 136,000 shares of its common stock valued at $36,000 to one of its officers as a bonus.

Note 5 - Costs And Estimated Earnings Not Yet Billed On Uncompleted Contracts

At June 30, 2003, costs and recognized income not yet billed on uncompleted contracts consisted of approximately $472,000 of costs, $178,000 of estimated earnings, less $547,000 of billings.

Note 6 - Stockholder's Equity

During the three months ended June 30, 2003, the Company issued 256,000 shares of common stock under its 2002 Employee, Consultant and Advisor Stock Compensation Plan for consulting and employee services.

During the three months ended June 30, 2003, the Company issued 75,000 shares of common stock to satisfy an account payable of $15,000.

During the three months ended June 30, 2003, the Company issued an option to purchase 3,000,000 shares of common stock to an individual in connection with that individuals becoming an officer of a subsidiary of the Company. The option entitles the officer to purchase 1,000,000 shares of common stock at $0.30 per share, 1,000,000 shares at $0.50 per share, and 1,000,000 shares at $1.00 per share. The option is dated April 4, 2003, and is valid for ten years. During the three months ended June 30, 2003, the Company received $250,000 in exercise of the option, and is obligated to issue the officer 833,333 shares of common stock. As of June 30, 2003, the shares had not been issued. The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related interpretations in accounting for warrants issued to its officers/employees rather than Statement of Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). In accordance with APB 25, since the exercise price of the officer warrants equaled the fair market value on the date of grant, no compensation expense was recognized.

During the three months ended June 30, 2003, the Company issued an outside consultant a warrant to purchase 3,000,000 shares of common stock for $0.10 per share until February 28, 2005. During the three months ended June 30, 2003, the Company received $25,000 in exercise of the warrant, and is obligated to issue the consultant 250,000 shares of common stock. As of June 30, 2003, the shares had not been issued. The warrant issued to the consultant was valued at $542,739, and was recorded as compensation expense in selling, general and administrative expenses in the quarter ended June 30, 2003. The consulting services include certain sales and marketing activities. The warrants were valued using the Black-Scholes option-pricing method under the following assumptions: no dividend yield; expected volatility of 152%; risk free interest of 4.25%; and expected warrant life of two to three years.

Note 7 - Payroll Taxes Payable

At December 31, 2002, the Company was delinquent in the payment of both trust fund payroll taxes and employer payroll taxes due to the United States Treasury and various states. The amount of payroll taxes due was approximately $432,000. As of May 12, 2003, the Company has made payments totaling $215,752 to the United States Treasury related to these delinquent amounts. The Company recently received an extension until October 1, 2003 to pay the delinquent taxes.

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

During the quarter ended June 30, 2003, the Company entered into a consent judgment to pay $39,000 to Accutech in three equal installments of $13,000. The Company defaulted on its obligations under the consent judgment, and accordingly Accutech has the right to collect the judgment. Accutech recently filed a garnishment action against the Company.

Note 9 - Restatement of 2002 Results

In conjunction with the Company's audit for the nine months ended December 31, 2003, the Company's independent auditors made a number of adjustments to the results of operations reported for the quarters ended June 30, 2002 and September 30, 2002. The adjustments made by the auditors are summarized below:

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

As a result, the comparative statement of operations and statement of cash flows including in this report for the period ended June 30, 2002 have been restated to incorporate the foregoing adjustments.

Note 10 - Subsequent Events

Purchase of Assets of Aurora Biometrics, Inc.

On July 17, 2003, the Company entered into an Asset Purchase Agreement to purchase certain assets of Aurora Biometrics, Inc. ("Aurora") The principal asset purchased by the Company was Aurora's provisional patent application for an automated face recognition system (#60/396,751), and related intellectual property. The purchase price for the assets consisted of 2,675,548 shares of common stock of the Company, plus the assumption of $91,182.76 of accounts payable and accrued expenses of Aurora, plus 85,000 shares of common of the Company for use by Aurora in repaying $25,500 in loans made by Aurora's directors to Aurora, and 593,333 shares of common stock of the Company for use by Aurora in satisfying $178,000 in deferred compensation to the two founders of Aurora. Under the Asset Purchase Agreement, 1,337,774 shares of common stock were place in escrow for one year, and will be returned to the Company in the event the Aurora's patent application is denied within one year of closing by the United States Patent Office due to irrefutable preexisting patent claims, and otherwise to Aurora.

In connection with the acquisition of the assets, the Company entered into an employment agreement with Dr. Helena S. Wisniewski to be an executive of the subsidiary of the Company formed to acquire the assets and operate the business acquired from Aurora. Dr. Wisniewski's employment agreement provides, among other things, for an annual salary of $170,000 per year, an initial term of one year, and the issuance of 1,000,000 options under the Company's 2002 Stock Option Plan. The Company also entered into an employment agreement with Phillip Chesson, the husband of Dr. Wisniewski, to be an executive of the subsidiary of the Company formed to acquire the assets and operate the business acquired from Aurora. Mr. Chesson's employment agreement provides, among other things, for an annual salary of $90,000 per year, an initial term of one year, and the issuance of 500,000 options under the Company's 2002 Stock Option Plan.

Shareholder Meeting/Amendment to Certificate of Incorporation

On July 23, 2003, the Company held its annual meeting of shareholders. At the annual meeting, the Company's shareholders a) elected Raj Kalra, Pierre Quilliam and Kerry Moody as directors of the Company, b) approved the Company's 2002 Stock Option Plan, and c) ratified the appointment of Tauber and Balser, P.C. as the Company's independent public accountants.

At the shareholder meeting, a shareholder proposed the following additional resolutions that were approved by a voice vote of those shareholders in attendance at the meeting: a) that the Company's Certificate of Incorporation be amended to increase the number of authorized common shares to 200,000,000 from 20,000,000; b) that the Company enter into new three year employment agreements with Raj Kalra and Pierre Quilliam as of August 1, 2003, to replace and supersede their existing employment agreements; c) that the Company's Certificate of Incorporation be amended to rename the Company's existing common stock as "Class A Common Stock" and to create a new class of common stock called "Class B Common Stock" that would have equal rights to dividends and distributions as the Class A Common Stock, but would have forty (40) votes per share; d) that Mr. Kalra be permitted to exchange 1,000,000 shares of Class A Common Stock for 1,000,000 shares of Class B Common Stock; and e) that Mr. Quilliam be permitted to exchange 1,000,000 shares of Class A Common Stock for 1,000,000 shares of Class B Common Stock. All of the resolutions proposed by the shareholder were approved by shareholders subject to the subsequent ratification and approval thereof by Kerry Moody, a director of the Company that was not in attendance at the meeting. Mr. Moody subsequently ratified and approved all of the resolutions.

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

RESULTS OF OPERATIONS

Six months ended June 30, 2003 compared to the six months ended June 30, 2002

Revenue during the six months ended June 30, 2003 was $1,615,864, as compared to $228,002 for the same period in 2002, an increase of $1,387,862 or 609%. The substantial increase in revenues was largely attributable to billings of $1,442,831 under a new contract with the U.S. Veterans Administration to automate and supply printing services for the distribution of secure patient medical information in connection with the distribution of prescription drugs by the U.S. Department of Veterans Affairs Consolidated Outpatient Pharmacy in Murfreesboro, Tennessee. In addition, the Company generated revenue of $173,033 from continued progress on a contract to provide computer and network software and services to the Department of Veterans Affairs in Dallas, Texas. Revenues in the six months ended June 30, 2003 may not be reflective of revenues in future periods, as the Company is currently negotiating certain substantial contracts that would add substantial revenues in future periods. However, there is no assurance that the Company will actually be awarded those contracts.

Gross profit for the six months ended June 30, 2003 and 2002 was $212,038 and $193,808, respectively. Gross profit as a percentage of sales decreased substantially from 2002 due to the different mix of business, as the Company's contract to provide printing services to the U.S. Department of Veterans Affairs generally results in high revenues with low gross margins.

During the six months ended June 30, 2003 and 2002, the Company incurred selling, general and administrative expenses of $2,698,382 and $1,551,369, respectively. The increase of $1,147,013 is primarily due to increased consulting fees and payroll costs resulting from the Company's higher level of operations, as well as a one-time compensation expense of $542,739 resulting from the issuance of a warrant to a consultant.

During the six months ended June 30, 2003 and 2002, the Company incurred an operating loss of ($2,486,344) and ($1,357,561), respectively. During the six months ended June 30, 2003 and 2002, the Company incurred interest expense of ($143,850) and ($567), respectively, an increase of $143,283. The increase is due to interest of $49,599 on notes payable that were not outstanding in the prior period, and compensation expense of $94,251 related to warrants issued in connection with certain financing.

Net loss for the six months ended June 30, 2003 and 2002 was ($2,630,194) and ($1,358,128), respectively.

Three months ended June 30, 2003 compared to the three months ended June 30, 2002

Revenue during the three months ended June 30, 2003 was $661,106, as compared to $0 for the same period in 2002. All of the Company's revenue in the current quarter resulted from the Company's contract with the U.S. Veterans Administration to automate and supply printing services for the distribution of secure patient medical information in connection with the distribution of prescription drugs by the U.S. Department of Veterans Affairs Consolidated Outpatient Pharmacy in Murfreesboro, Tennessee.

Gross profit for the three months ended June 30, 2003 and 2002 was $12,593 and ($22,449), respectively. Gross profit in 2003 was adversely affected by the costs incurred to switch printers. The Company expects gross profit to be higher in future periods under the Company's new printing contract.

During the three months ended June 30, 2003 and 2002, selling, general and administrative expenses were flat at $1,572,032 and $893,756, respectively. The increase of $678,276 is primarily due to increased consulting fees and payroll costs resulting from the Company's higher level of operations, as well as a one-time compensation expense of $542,739 resulting from the issuance of a warrant to a consultant.

During the three months ended June 30, 2003 and 2002, the Company incurred an operating loss of ($1,559,439) and ($916,205), respectively. During the three months ended June 30, 2003 and 2002, the Company incurred interest expense of ($28,166) and ($340), respectively, an increase of $27,826. The increase is primarily due to interest of $24,445 on notes payable that were not outstanding in the prior year.

Net loss for the three months ended June 30, 2003 and 2002 was ($1,587,605) and ($916,545), respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2003, the Company's current assets were $286,917 and its current liabilities were $3,642,222, a working capital deficiency of ($3,355,305). In addition, the Company had a cash overdraft of $69,874. On the other hand, a substantial portion of the Company's current liabilities are held by employees and related parties who have agreed to defer payment until the Company is able to generate cash.

Total assets at June 30, 2003 decreased $488,246 to $499,614 from $987,860 at December 31, 2002. The decrease was primarily due to the receipt of $547,000 in accounts receivable outstanding at March 31, 2003 relating to the Company's contract to provide computer and network software and services to the Department of Veterans Affairs in Dallas, Texas. Current liabilities at June 30, 2003 increased $717,789 to $3,642,222 from $2,924,433 at December 31, 2002. The increase is primarily due to an increase in accounts payable of $568,853. Stockholders' deficit at June 30, 2003 increased $1,206,060 to $3,142,633 from $1,936,573 at December 31, 2002. This increase is primarily due to the net loss for the six months ended June 30, 2003 of $2,630,194, which was adversely affected by the issuance of common stock and warrants valued at $1,034,883 for services.

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

ITEM 3. Controls and Procedures

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

PART II. OTHER INFORMATION.

ITEM 1. Legal Proceedings.

The Company is a party to a considerable number of legal proceedings. The Company's disclosure of pending legal proceedings contained in Item 3 of its Transition Report on Form 10-KSB for the nine months ended December 31, 2002, is hereby incorporated by reference.

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

During the quarter ended June 30, 2003, the Company entered into a consent judgment to pay $39,000 to Accutech in three equal installments of $13,000. The Company defaulted on its obligations under the consent judgment, and accordingly Accutech has the right to collect the judgment. Accutech recently filed a garnishment action against the Company.

ITEM 2. Changes in Securities and Use of Proceeds.

During the three months ended June 30, 2003, the Company issued 75,000 shares of common stock in satisfaction of an account payable of $15,000.

During the three months ended June 30, 2003, the Company issued an outside consultant a warrant to purchase 2,000,000 shares of common stock for $0.10 per share until February 28, 2005. During the quarter ended June 30, 2003, the consultant paid the Company $25,000 in exercise of the warrant. At June 30, 2003, the Company was obligated to issue the consultant 250,000 shares of common stock under the warrant.

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

ITEM 3. Defaults Upon Senior Securities.

At June 30, 2003, the Company was indebted on a note in the original principal amount of $425,000 to an individual investor that matured in June 2003. The note holder was unwilling to extend the maturity date of the note on terms agreeable to the Company; therefore, the Company is in default under the note by virtue of its failure to the note on its maturity date. At June 30, 2003, the Company is also indebted on a note in the original principle amount of $375,000 to an entity that is owned or controlled by the individual investor, which note matures in August 2003. The investor has indicated that he is unwilling to further extend the maturity date of this note on terms acceptable to the Company, and therefore, the Company is in default under this note as well.

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

DICUT, INC.

Dated: August 14, 2003	/s/ Pierre Quilliam
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
Dated: August 14, 2003	/s/ Raj Kalra
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
Dated: August 14, 2003	/s/ Pierre Quilliam
Pierre Quilliam, Director, President and Chief Financial Officer