Form 10QSB
period 2003-09-30
DICUT INC
filed 2003-11-18
CIK 1110505

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date: as of September 30, 2003, the registrant had 49,194,194 shares of common stock, $0.001 par value, issued and outstanding.

DICUT, INC AND SUBSIDIARIES

FORM 10-QSB REPORT INDEX

The Company's independent auditors have not completed their review of this Form 10-QSB, and therefore the Company may file an amended version in the event its independent auditors recommend changes to this Form 10-QSB.

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements.

DICUT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

SEPTEMBER 30, 2003

(Unaudited)

ASSETS

Current Assets
Accounts receivable	$ 36,270
Note receivable	100,000
Costs and estimated earnings not yet billed on uncompleted contracts	102,600
Deposits and other	153,406
Total current assets	392,276

Property and Equipment
Computer and software	151,126
Furniture and fixtures	145,194
296,320
Accumulated depreciation	(106,308)
190,012
Other Assets
Investment	5,000
Intangible assets	1,104,683

Total Assets	$ 1,691,971

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Cash overdraft	$ 61,716
Notes payable	1,092,327
Accounts payable	1,512,527
Accrued expenses	640,057
Payroll taxes payable	537,342
Due to officers	254,131
Total liabilities (all current)	4,098,100

Stockholders' (Deficit)
Common stock, $0.001 par value, 200,000,000 shares authorized, 49,194,194 shares issued and outstanding	49,192
Common stock to be issued	165,000
Additional paid-in capital	5,129,800
Accumulated deficit	(7,750,121)
(2,406,129)

Total Liabilities and Stockholders' Deficit	$ 1,691,971

The accompanying notes are an integral part of these consolidated financial statements.

DICUT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

(Unaudited)

	2003	2002
		Restated

Revenue	$ 1,887,756	$ 475,532
Cost of sales	1,751,511	114,056
Gross profit	136,245	361,476

Selling, general and administrative expenses	5,002,597	2,071,630

Loss from operations	(4,866,352)	(1,710,154)

Interest expense	(50,302)	(28,514)
Amortization of unearned compensation	(94,251)	-0-
Other income	-0-	83,467
	(144,553)	54,953

Net loss	$ (5,010,905)	$ (1,655,201)

Net loss per common share - basic and fully diluted	$ (0.20)	$ (0.11)

Weighted average number of common shares outstanding	24,879,506	15,254,615

The accompanying notes are an integral part of these consolidated financial statements.

DICUT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

(Unaudited)

	2003	2002
		Restated
Revenue	$ 271,892	$ 247,530
Cost of sales	347,685	79,862
Gross profit	(75,793)	167,668

Selling, general and administrative expenses	2,304,215	520,261

Loss from operations	(2,380,008)	(352,593)

Interest expense	(703)	(27,947)
Other income	-	83,467
	(703)	55,520

Net loss	$ (2,380,711)	$ (297,073)

Net loss per common share - basic and fully diluted	$ (0.07)	$ (0.02)

Weighted average number of common shares outstanding	36,177,119	15,754,615

The accompanying notes are an integral part of these consolidated financial statements.

DICUT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

(Unaudited)

	2003	2002
		Restated
Cash Flows From Operating Activities
Net loss	$ (5,010,905)	$ (1,655,201)
Adjustments:
Depreciation	53,055	37,151
Issuance of common stock for services	2,485,834	233,867
Non-cash settlement of Section 16 action	-	(83,467)
Issuance of common stock warrants for services	542,739	-
Amortization of unearned compensation	94,251	-
Changes in:
Accounts receivable	663,137	(342,868)
Deposits and other current assets	(143,712)	(16,598)
Accounts payable	648,567	455,699
Accrued expenses	90,130	405,921
Costs and estimated earnings not yet billed
on uncompleted contracts	(173,033)	-
Payroll taxes payable	105,729	317,168
Net cash used in operating activities	(644,208)	(648,328)
Cash Flows From Investing Activities
Purchase of property and equipment	(7,383)	(109,217)
Investment	-	(100,000)
Net cash used) in investing activities	(7,383)	(209,217)
Cash Flows From Financing Activities
Proceeds from issuance of common stock	20,000	-
Proceeds from common stock to be issued	285,000	-
Proceeds from issuance of notes payable, net of repayments	214,527	557,550
Increase in due to officers	93,989	299,995
Net cash provided by financing activities	613,516	857,545
Net (decrease) increase in cash	(38,075)	-
Cash - beginning of period	38,075	-
Cash - end of period	$ -	$ -

Supplemental disclosures of cash flow information
Cash paid for interest	$ 29,134	$ -

The accompanying notes are an integral part of these consolidated financial statements.

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the nine months ended September 30, 2003:

The Company issued 19,835,273 shares of common stock, valued at $1,961,912 as payment for consulting and employment services.

The Company issued 866,004 shares of restricted common stock, valued at $173,922 as payment for accounts payable, which were accrued at December 31, 2002.

The Company issued 100,000 shares of common stock in satisfaction of notes payable to a former officer in the amount of $10,000.

The Company issued 833,333 shares of common stock to an employee for $250,000 cash.

During the three months ended September 30, 2003, the Company issued 2,000,000 shares of its restricted common stock valued at $360,000 to two of its officers in settlement of accrued compensation.

During the three months ended September 30, 2003, the Company issued 1,000,000 shares of its restricted common stock valued at $100,000 to one of its officers in exchange for a promissory note.

During the three months ended September 30, 2003, the Company issued 3,378,333 shares of its restricted common stock valued at $1,013,500 in exchange for assets of Aurora Biometrics, Inc. (Note 10).

During the three months ended September 30, 2003, the Company issued 4,150,000 shares of its restricted common stock valued at $195,000 subscribed to during the second quarter ended June 30, 2003.

DICUT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

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

Note 2 - Going Concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of September 30, 2003, the Company has accumulated operating losses of approximately ($7,750,121) since inception. The Company also has a working capital deficiency of ($3,705,824) and an equity deficiency of ($2,406,129).

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

 Note 3 - Interest Expense

Stock and stock warrants issued during the nine months ended December 31, 2002 as debt costs associated with short-term financing were charged to unearned compensation and will be recognized over the life of the related loans. During the nine months ended September 30, 2003, amortization of unearned compensation of $94,251 was charged to interest expense.

Note 4 - Related Party Transactions

As of September 30, 2003, the Company owed approximately $254,000 to certain officers/directors of the Company. The Company may settle these amounts with the issuance of the Company's common stock in the future. During the quarter ended September 30, 2003, Pierre Quilliam, the Company's president, director and shareholder, advanced the Company an additional $61,758, which amount is due upon demand and bear zero interest.

At September 30, 2003, the Company had outstanding a note payable in the amount of $130,424 to a company that is jointly owned by the Company's Chairman and Chief Executive Officer and a director of the Company. The loan was for working capital purposes.

At September 30, 2003, the Company had outstanding a note payable in the amount of $43,800 to a company that is owned by the daughter of the Company's President, who is also a director of the Company. The loan was for working capital purposes.

During the three months ended September 30, 2003, the Company issued 136,000 shares of its common stock valued at $27,298, to one of its officers in settlement of expenses.

During the three months ended September 30, 2003, the Company issued 2,000,000 shares of its restricted common stock valued at $360,000 to two of its officers in settlement of accrued compensation.

During the three months ended September 30, 2003, the Company issued 1,000,000 shares of its restricted common stock valued at $100,000 to one of its officers in exchange for a promissory note.

Note 5 - Costs And Estimated Earnings Not Yet Billed On Uncompleted Contracts

At September 30, 2003, Costs and recognized income not yet billed on uncompleted contracts consisted of approximately $472,000 of costs, $178,000 of estimated earnings, less $547,000 of billings.

Note 6 - Stockholder's Equity

During the three months ended September 30, 2003, the Company issued 736,000 shares of restricted common stock for payment of accounts payable in the amount of $132,298.

During the three months ended September 30, 2003, the Company issued 4,155,000 shares of restricted common stock valued at $644,250 for services rendered.

During the three months ended September 30, 2003, the Company issued 14,035,702 shares of its common stock valued at $842,142 for consulting services.

During the three months ended September 30, 2003, the Company issued 3,378,333 shares of its restricted common stock valued at $1,104,683 in exchange for assets of Aurora Biometrics, Inc. (Note 10).

During the three months ended September 30, 2003, the Company issued 4,150,000 shares of its restricted common stock valued at $195,000 subscribed to during the second quarter ended June 30, 2003.

Note 7 - Payroll Taxes Payable

At December 31, 2002, the Company was delinquent in the payment of both trust fund payroll taxes and employer payroll taxes due to the United States Treasury and various states. The amount of payroll taxes due was approximately $432,000. As of September 30, 2003, the Company has made payments totaling $215,752 to the United States Treasury related to these delinquent amounts.

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

As a result, the comparative statement of operations and statement of cash flows included in this report for the period ended September 30, 2002 have been restated to incorporate the foregoing adjustments.

 Note 10 - Purchase of assets of Aurora Biometrics, Inc.

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

Note 11 - Shareholder Meeting/Amendment to Certificate of Incorporation

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

RESULTS OF OPERATIONS

Financial Condition

Total assets at September 30, 2003 increased $704,111 to $1,691,971 from $987,860 at December 31, 2002. The increase is primarily due to the purchase of the assets of Aurora Biometrics, Inc. Current liabilities at September 30, 2003 increased $1,173,667 to $4,098,100 from $2,924,433 at December 31, 2002. The increase is primarily due to an increase in accounts payable of $739,750. Stockholders' deficit at September 30, 2003 increased $469,556 to $2,406,129 from $1,936,573 at December 31, 2002. This increase is primarily due to the net loss for the nine months ended September 30, 2003 of $5,010,905, offset by common stock and warrants issued for services of $3,312,245 in addition to common stock issued for the assets of Aurora Biometrics, Inc.valued at $1,013,500.

Nine months ended September 30, 2003 compared to the nine months ended September 30, 2002

Revenue increased $1,412,224 or 297% to $1,887,756 for the nine months ended September 30, 2003, from $475,532 for the same period in 2002. Revenue during the nine months of $1,714,723 resulted from a new contract with the U.S. Veterans Administration to automate and supply printing services for the distribution of secure patient medical information in connection with the distribution of prescription drugs by the U.S. Department of Veterans Affairs Consolidated Outpatient Pharmacy in Murfreesboro, Tennessee. In addition, revenue of $173,033 resulted from the continued progress on the contract to provide computer and network software and services to the Department of Veterans Affairs in Dallas, Texas.

Gross profit for the nine months ended September 30, 2003 and 2002 was $136,245 and $361,476, respectively. Cost of sales during the nine months ended September 30, 2003 related to the new contract with the U.S. Veterans reflect an adjustment to reduce certain printing services costs by $200,000 due to overcharges in the first quarter ended March 31, 2003.

Gross profit for the same period in 2002 is higher due to the indirect costs related to revenue classified in Selling, general and administration expenses as apposed to Cost of sales.

During the nine months ended September 30, 2003 and 2002, the Company incurred operating expenses of $5,002,597 and $2,071,630, respectively. The increase of $2,930,967 is primarily due to increased consulting fees and payroll costs associated with implementation of the contract with the U.S. Veterans Administration, consulting fees associated with the diversification of the Company's product offerings, and compensation expense of $542,764 related to the issuance of warrants for services.

During the nine months ended September 30, 2003 and 2002, the Company incurred an operating loss of ($4,866,352) and ($1,710,154), respectively. During the nine months ended September 30, 2003 and 2002, the Company incurred interest expense of ($144,553) and ($28,514), respectively, an increase of $116,039. The increase is due to interest of $21,788 on notes payable and compensation expense of $94,251 related to warrants issued in connection with certain financing.

Net loss for the nine months ended September 30, 2003 and 2002 was ($5,010,905) and ($1,655,201), respectively.

Three months ended September 30, 2003 compared to the three months ended September 30, 2002

Revenue was $271,892 for the three months ended September 30, 2003 compared to $247,530 for the same period in 2002, a 10% increase. Revenue during the quarter resulted from a new contract with the U.S. Veterans Administration to automate and supply printing services for the distribution of secure patient medical information in connection with the distribution of prescription drugs by the U.S. Department of Veterans Affairs Consolidated Outpatient Pharmacy in Murfreesboro, Tennessee.

Gross profit for the three months ended September 30, 2003 and 2002 was ($75,793) and $167,668, respectively. The costs associated with the printing services contract have been reduced through operational changes including a new, more favorable contract for printing services.

During the three months ended September 30, 2003 and 2002, the Company incurred operating expenses of $2,304,215 and $520,261, respectively. The increase of $1,783,954 is primarily due to increased consulting fees and payroll costs associated with implementation of the contract with the U.S. Veterans Administration, consulting fees associated with the diversification of the Company's product offerings, and compensation expense of $542,764 related to the issuance of warrants for services.

During the three months ended September 30, 2003 and 2002, the Company incurred an operating loss of ($2,380,008) and ($352,593), respectively. During the three months ended September 30, 2003 and 2002, the Company incurred interest expense of ($703) and ($27,947), respectively, a decrease of $27,244.

During the three months ended September 30, 2003 and 2002, the Company had other income of $83,467 resulting from the settlement of a Section 16 action.

Net loss for the three months ended September 30, 2003 and 2002 was ($2,380,711) and ($297,073), respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2003, the Company's current assets were $392,276 and its current liabilities were $4,098,100, a working capital deficiency of ($3,705,824). In addition, the Company had a cash overdraft of $61,716. On the other hand, a substantial portion of the Company's current liabilities are held by employees and related parties who have agreed to defer payment until the Company is able to generate cash.

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

ITEM 2. Changes in Securities and Use of Proceeds.

During the three months ended September 30, 2003, the Company issued 736,000 shares of restricted common stock for payment of accounts payable in the amount of $132,298.

During the three months ended September 30, 2003, the Company issued 4,155,000 shares of restricted common stock valued at $644,250 for services rendered.

During the three months ended September 30, 2003, the Company issued 14,035,702 shares of its common stock valued at $842,142 for consulting services.

During the three months ended September 30, 2003, the Company issued 2,000,000 shares of its restricted common stock valued at $360,000 to two of its officers in settlement of accrued compensation.

During the three months ended September 30, 2003, the Company issued 1,000,000 shares of its restricted common stock valued at $100,000 to one of its officers in exchange for a promissory note.

During the three months ended September 30, 2003, the Company issued 3,378,333 shares of its restricted common stock valued at $1,104,683 in exchange for assets of Aurora Biometrics, Inc. (Note 10).

During the three months ended September 30, 2003, the Company issued 4,150,000 shares of its restricted common stock valued at $195,000 subscribed to during the second quarter ended June 30, 2003.

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

ITEM 3. Defaults Upon Senior Securities.

At September 30, 2003, the Company was indebted on a note in the original principal amount of $425,000 to an individual investor that matured in June 2003. The note holder was unwilling to extend the maturity date of the note on terms agreeable to the Company; therefore, the Company is in default under the note by virtue of its failure to the note on its maturity date. At September 30, 2003, the Company is also indebted on a note in the original principle amount of $375,000 to an entity that is owned or controlled by the individual investor, which note matured in August 2003. The investor has indicated that he is unwilling to further extend the maturity date of this note on terms acceptable to the Company, and therefore, the Company is in default under this note as well.

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

(a) Exhibits.

Ex-99.01- Certifications of the Chief Fiancial Officer/ Chief Executive Officer

(b) Reports on Form 8-K. None.

SIGNATURES

In accordance with Section 13 of 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Date: November 17 , 2003

Dated: November 17, 2003
/s/Raj Kalra -------------------------------

Raj Kalra,

Chairman and Chief Executive Officer

Date: November 17 , 2003

/s/ Pierre Quilliam,

-----------------

Pierre Quilliam,

Chief Financial Officer

CERTIFICATION(S)

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

Dated: November 17, 2003
/s/ Raj Kalra

Raj Kalra, Chairman and Chief Executive Officer

CERTIFICATION

I, Pierre Quilliam ,certify that:

1. I have reviewed this quarterly report on Form 10-QSB of DICUT, INC.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. Exchange Act Rules 13a - 14 and 15d - 14) for the registrant and we have:

a). designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b). evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a). All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b). Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

.The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 17 , 2003

/s/ Pierre Quilliam,

-----------------

Pierre Quilliam

Chief Financial Officer